Form 10-K/A
period 1994-03-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1995-04-21
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

    X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1994

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .

                        Commission File Number:  0-10995

                        PAINE WEBBER GROWTH PROPERTIES LP

        Delaware                                            04-2772109
(State of organization)                                (I.R.S.Employer
                                                      Identification  No.)

  265 Franklin Street, Boston, Massachusetts              02110
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
Title of each class                               which registered
    None                                               None
Securities registered pursuant to Section 12(g) of the Act:

                   UNITS OF LIMITED PARTNERSHIP INTEREST
                             (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     XIndicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No     .
              ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE
Documents                                           Form 10-K Reference
Prospectus of registrant dated                      Parts III and IV
November 15, 1982, as supplemented

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

   At March 31, 1994, there were 2,868 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

   Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    PAINE WEBBER GROWTH PROPERTIES LP
                                   FOR THE YEARS ENDED MARCH 31, 1994, 1993, 1992, 1991 AND 1990
                                               (IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

                                           1994                1993(1)              1992                 1991                1990
Revenues                                  $  2,393             $  2,235              $   549            $     643         $    508

Operating income                          $     30            $      87              $   251            $     269         $     77

Partnership's share of gains
  on settlement of insurance
  claims                                  $    225              $11,545                    -                    -                -

Partnership's share of
  unconsolidated
  ventures' losses                        $ (2,546)            $   (498)             $(1,525)             $(2,360)        $ (1,659)

Income (loss) before
  extraordinary gain                       $(2,289)           $  11,136              $(1,274)             $(2,091)        $ (1,582)

Extraordinary gain
  on extinguishment of debt                      -                    -              $ 3,540                    -                -

Net income (loss)                         $ (2,289)           $  11,136              $ 2,266              $(2,091)        $ (1,582)

Per Limited Partnership Unit:
     Income (loss) before
      extraordinary gain                $  (77.63)           $  377.63              $(43.21)             $(70.92)         $ (53.65)

     Extraordinary gain                        -                    -               $120.06                   -                  -

     Net income (loss)                  $  (77.63)           $  377.63             $  76.85             $ (70.92)         $ (53.65)

     Cash distributions
       from operations                           -          $    19.58             $  22.33            $   18.80                 -

     Cash distributions from sale,
       refinancing and other
       disposition transactions                  -           $  154.00                 -                    -                    -

Total assets                              $ 20,510            $  21,436             $  9,334            $   7,724         $ 11,376

Note payable                             $   7,029 (2)       $    5,761                    -                    -        $   1,000

(1)During fiscal 1993, as further discussed in Note 4 to the accompanying consolidated financial statements, the Partnership assumed complete control of the joint venture which owns and operates the Nob Hill Apartments. Accordingly, the joint venture, which had been accounted for under the equity method in prior years, has been consolidated in the Partnership's financial statements beginning in fiscal 1993.

(2)The significant increase in note payable at March 31, 1994 resulted from the refinancing of the note payable secured by the Nob Hill Apartments in September 1993 as further discussed in Note 6 to the accompanying consolidated financial statements of the Partnership accompanying this Annual Report.

   The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

   The above per Limited Partnership Unit information is based upon the 29,194 Limited Partnership Units outstanding during each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered limited partnership interests to the public from November 1982 to September 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $29,194,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $24,560,000 was initially invested in joint venture interests in six operating investment properties. As of March 31, 1994, the Partnership retained interests in five operating investment properties and one undeveloped parcel of land at the former site of the Parkwoods Apartments. As previously reported, the Parkwoods complex was completely destroyed by a firestorm that swept through the hills over Oakland, California on October 20, 1991. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements. The Partnership's primary objective has been to maximize the capital appreciation of its operating investment properties.

   Since shortly after the date of the Parkwoods fire, management of the Partnership, together with the co-venturer, has worked diligently to maximize the value of the 25-acre Parkwood Apartments site by securing the necessary approvals and permits for the reconstruction of multi-family residential buildings on the site while simultaneously marketing the property for sale.

During fiscal 1994, the Partnership was successful in obtaining approval for the construction of a condominium complex on the land. The reconstruction plans are for a project of similar size and density to that of the former Parkwoods Apartments complex. During fiscal 1994, the joint venture paid approximately $500,000 to secure the necessary building permits required in order to proceed with the planned reconstruction. The joint venture has applied for a reimbursement of such fees from a federal agency responsible for administering federal aid in connection with the fire. There are no assurances that such reimbursement will be granted. Management believed these condominium conversion and site plan approvals would substantially facilitate the future sale of the land. In connection with obtaining the site plan approvals, the joint venture reached a settlement agreement with the former tenants of the Parkwoods Apartments related to their rights in the condominium conversion. Under the terms of this agreement, the venture will pay the tenants approximately $250,000 and will offer certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project. Subsequent to year-end, on April 15, 1994, the joint venture sold the Parkwoods land to an affiliate of the Partnership's co-venture partner for $4,750,000. Under the terms of the sale agreement, the buyer assumed the venture's obligation to provide the aforementioned discounts on condominium purchases to the former tenants. After transaction costs, net proceeds from the sale totalled approximately $4,699,000. A portion of the proceeds will be retained by the venture to pay for the ongoing costs associated with the legal claims related to the fire which involve the joint venture and its partners and affiliates, including the Partnership. The remaining net proceeds from the sale of the land were distributed in accordance with the joint venture agreement, with the Partnership receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. On June 1, 1994, a special distribution of $4,613,000 was made to the Limited Partners, representing the Partnership's share of the land proceeds, prior to the reserves established for the venture's expected future operating costs. Management is optimistic that such reserves will be recovered from the reimbursement of the building permit fees from the federal agency, as discussed further above. With this distribution, the Limited Partners have received liquidation proceeds from the Parkwoods investment totalling $312 per original $1,000 investment. The investment in Parkwoods represented approximately 33% of the Partnership's original investment portfolio.

   As previously reported, in fiscal 1993 the Partnership, along with Parkwood Montclair Partners, became defendants in numerous lawsuits alleging damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the Parkwoods Apartments and several thousand homes in the surrounding area in October 1991. The insurers who provided liability coverage during the relevant period are participating in the defense of the Partnership and the joint venture subject to a reservation of rights. The Partnership and the joint venture vigorously dispute the allegations made against them in the complaints that have been filed and discovery has commenced. The ultimate outcome of the litigation cannot presently be determined.

    The Partnership completed the refinancings of the Nob Hill and Northcastle mortgage loans in September 1993 and December 1993, respectively, with new loans issued under the Department of Housing and Urban Development's (HUD) insured loan program. Both new HUD loans were for amounts sufficient to retire the existing loans and cover the HUD capital improvement reserve requirements as well as other loan closing costs. In addition, the Partnership received proceeds of approximately $551,000 from the Nob Hill refinancing as reimbursement for certain amounts advanced to the venture to pay down the principal balance on the old loan prior to the completion of the refinancing transaction and related refinancing costs. The new Nob Hill loan is a 30-year loan while the new Northcastle loan is a 25-year loan. Both new loans have an effective interest rate of 7.375% per annum, a significant reduction from the previous loan interest rates of 9% and 10%, respectively. As part of the HUD loan requirements, a portion of the loan proceeds have been set aside for repairs and replacements that will be utilized in capital improvement programs to be completed during the next 18-to-24 months.

   The local apartment markets where the Northcastle, Nob Hill, Chisholm Place and Tantra Lake apartment complexes are located have experienced continuous gradual improvement over the past 18-to-24 months, which has allowed the respective properties to be more aggressive in seeking increased rents, while also maintaining high occupancies. The operations of these four investment properties reflect the generally improving conditions in the real estate markets for multi-family residential properties. Lack of significant new construction activity has allowed the oversupply which exists in most markets, as a result of the overbuilding of the 1980's, to begin to be absorbed. The results of such absorption, combined with the effects of a recovering national economy, have been a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values in most markets. The California real estate market, where the Partnership's Grouse Run Apartments property is located, represents a notable exception to these generally improving market conditions. Conditions in California continue to be adversely affected by the state of the region's economy, which has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Operations at Grouse Run, while affected by these conditions, appear to be holding relatively steady at the present time. The Grouse Run joint venture operated at slightly above breakeven during calendar 1993. The improved operating performances of the other four properties, combined with the favorable refinancings completed for the mortgages at Nob Hill and Northcastle, are expected to result in improved cash flow to the Partnership. Management expects to see continued improvement in the multi-family sector of these real estate markets in the near-term as further market corrections occur. The level of planned new construction activity in the markets will be monitored carefully in order to determine whether favorable sales opportunities might exist during the current market up-cycle. Because of these improved property performances and because the Partnership currently has sufficient reserves to meet its anticipated future capital needs, management believes that it may be possible to reinstate a program of small operating cash flow distributions to the Limited Partners in fiscal 1995. The Adviser will re-evaluate expected joint venture cash flow distributions for fiscal 1995 and beyond, and will make a formal recommendation to the Managing General Partner regarding the Partnership's ability to resume making regular quarterly distributions, by the end of the second quarter of fiscal 1995.

    At March 31, 1994, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $1,625,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership and, if necessary, for the funding of the Partnership's share of operating deficits and certain other obligations of the investment properties. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The future source of liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the investment properties.

RESULTS OF OPERATIONS
1994 Compared to 1993

     The Partnership reported a net loss of approximately $2,289,000 for the year ended March 31, 1994, as compared to net income of approximately $11,136,000 reported for the prior year. The primary reason for this change in net operating results is attributable to the gain of $11,545,205 realized from the settlement of Parkwoods fire insurance claims in the prior year. In fiscal 1994, the Partnership realized another gain of $225,000 from the settlement of a supplemental hazard insurance claim relating to the Parkwoods fire. Both gains arose due to the fact that the net proceeds from the insurance claims exceeded the net carrying value of the property destroyed by the fire. In addition to the decrease in the Parkwoods insurance settlement gains, the Partnership's share of unconsolidated ventures' losses increased by approximately $2,048,000 in the current year, mainly as a result of an increase in the operating loss of the Parkwoods joint venture. The Partnership's share of loss from the Parkwoods joint venture increased by approximately $2,161,000 mainly due to a $1,593,000 write down of the Parkwoods investment property to its estimated net realizable value because the property was held for sale as of December 31, 1993. Estimated net realizable value represented management's estimate of the sales price to be received in the ordinary course of business, less costs of completion, holding and disposal. As noted above, the sale of the Parkwoods land was consummated
subsequent to year-end.   The sale proceeds, net of holding costs through the
date of the sale, approximated the carrying value of the investment property. The combined operations of the other four joint ventures improved somewhat during fiscal 1994 as compared to the prior year, mainly due to a substantial increase in rental income at the Northcastle Apartments due to the improving market conditions referred to above.

   The Partnership's operating income decreased by approximately $57,000 during fiscal 1994 when compared to the prior year, primarily due to an increase in general and administrative expenses of approximately $124,000. This increase in general and administrative expenses is mainly a result of certain costs incurred in connection with an independent valuation of the Partnership's operating properties, which is currently in process in conjunction with management's ongoing portfolio management responsibilities. These costs were partially offset by a decrease in the net loss of the consolidated Nob Hill joint venture of approximately $26,000. These improved results were due to a significant increase in rental income, which was partially offset by an increase in interest expense, as a result of the larger outstanding principal balance of the venture's long-term debt due to the refinancing of the venture's mortgage note payable, as discussed further above.

1993 Compared to 1992

   The principal components of the Partnership's net income of $11,136,000 for the year ended March 31, 1993 are the Partnership's operating income, the gain on the settlement of the Parkwoods insurance claims and the Partnership's share of unconsolidated ventures' losses. In fiscal 1993, the Partnership's operating results included the consolidated results of the Nob Hill Apartments, owned by Nob Hill Partners. Nob Hill Apartments contributed a net loss of approximately $125,000, after depreciation and operating expenses, to the Partnership's operating income in fiscal 1993. As explained further in Note 4 to the accompanying consolidated financial statements, the Partnership assumed control over the affairs of the joint venture effective September 1, 1992 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. In prior years, the Partnership's share of the operating results of Nob Hill Apartments had been reflected under the equity method in the Partnership's share of unconsolidated ventures' losses. During fiscal 1992, the

Partnership's share of the Nob Hill Partners loss from operations was approximately $145,000.

   The Partnership's net income increased by approximately $8,870,000 for fiscal 1993, as compared to fiscal 1992, primarily due to the recognition of a gain in the amount of $11,545,205 realized from the settlement of the Parkwoods insurance claims. The gain arose due to the fact that the net proceeds from the insurance claims exceeded the net carrying value of the property destroyed by the fire. Fiscal 1992's net income also included the Partnership's share of an extraordinary gain of approximately $3,540,000 related to the extinguishment of debt in fiscal 1992 from the Chisholm Place debt refinancing. Excluding these gains, the Partnership's net operating results improved by approximately $865,000 between years primarily due to a decrease in the Partnership's share of unconsolidated ventures' losses.

   The Partnership's share of unconsolidated ventures' losses (excluding Nob Hill Partners in fiscal 1992) decreased by approximately $882,000 in the fiscal 1993 mainly as a result of a change in the operating results of the Parkwoods joint venture and a substantial increase in rental revenues at the Northcastle Apartments. In fiscal 1992, the Partnership's share of the loss from the Parkwoods joint venture was approximately $642,000. For fiscal 1993, the Partnership's share of the operations of the Parkwoods joint venture, prior to the gain from the insurance settlement, reflected income of approximately $70,000. In fiscal 1992, the net operating results of the Parkwoods joint venture reflected the operations of the apartment complex up through October 20, 1991, as well as depreciation expense on the operating property through that date and interest expense on the venture's $19 million mortgage loan for the entire year. In fiscal 1993, the elimination of depreciation expense, a reduction in interest expense due to the repayment of the mortgage loan in June of 1992, and the inclusion in revenues of approximately $1,100,000 of rental interruption insurance proceeds accounted for the favorable change in the venture's operating results. Subsequent to the final insurance settlement reached in May of 1992, the venture had no source of operating revenue and was operating at a loss which was being funded by insurance proceeds retained by the venture. Rental revenues of the Northcastle joint venture increased by approximately $139,000, or 17%, over fiscal 1992 due to an improvement in rental rates made possible by aggressive property management and a strengthening Austin, Texas market.

1992 Compared to 1991

   The Partnership recognized net income of approximately $2,266,000 for the year ended March 31, 1992, as compared to a net loss of approximately $2,091,000 for the prior fiscal year. The dramatic change in net operating results was primarily the result of the recognition of an extraordinary gain on extinguishment of debt in fiscal 1992 from the Chisholm Place debt refinancing. In connection with this transaction, the Chisholm Place joint venture recorded an extraordinary gain of approximately $3,616,000, representing the difference between the payment made to the mortgage lender of $4,200,001 and the carrying value of the debt and accrued interest, which aggregated approximately $7,969,000, net of the unamortized loan fees of approximately $23,000 and a deferred interest asset of approximately $130,000, which had resulted from the accrual of imputed interest under a prior modification agreement. The Partnership's share of the extraordinary gain totalled approximately $3,540,000.

   The Partnership's loss before the extraordinary gain described above decreased by approximately $817,000 in fiscal 1992 due to a decrease in the Partnership's share of ventures' losses, which was partially offset by a slight decline in operating income. The decrease in the Partnership's share of ventures' losses could be attributed primarily to improved rental revenues at the Tantra Lake, Chisholm Place, Nob Hill and Northcastle apartment complexes, combined with a reduction in interest expense at the Chisholm Place joint venture as a direct result of the refinancing referred to above. Operating income declined slightly as a result of a decrease in interest income and an increase in management fees.


Inflation

   The Partnership commenced operations in 1983 and completed its eleventh full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                        SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PAINE WEBBER GROWTH PROPERTIES LP


                            By:  First PW Growth Properties, Inc.
                                 Managing General Partner


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer



Dated:  April 20, 1995

                           ANNUAL REPORT ON FORM 10-K
                        ITEM 14(A)(1) AND (2) AND 14(D)

                       PAINE WEBBER GROWTH PROPERTIES LP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                           Reference
PAINE WEBBER GROWTH PROPERTIES LP:

  Report of independent auditors                                  F-2

  Consolidated balance sheets as of March 31, 1994 and 1993       F-3

  Consolidated statements of operations for the years
     ended March 31, 1994, 1993 and 1992                          F-4

  Consolidated statements of changes in partners' capital
     (deficit) for the years ended March 31, 1994, 1993 and 1992  F-5

  Consolidated statements of cash flows for the years
     ended March 31, 1994, 1993 and 1992                          F-6

  Notes to consolidated financial statements                      F-7

  Schedule XI - Real Estate and Accumulated Depreciation          F-21

1993 AND 1992 COMBINED JOINT VENTURES OF PAINE WEBBER GROWTH PROPERTIES LP:

  Report of independent auditors                                  F-22

  Combined balance sheets as of December 31, 1993 and 1992        F-23

  Combined statements of operations and changes in venturers'
     capital for the years ended December 31, 1993 and 1992       F-24

  Combined statements of cash flows for the years ended
     December 31, 1993 and 1992                                   F-25

  Notes to combined financial statements                          F-26

  Schedule XI - Real Estate and Accumulated Depreciation          F-33

991 COMBINED JOINT VENTURES OF PAINE WEBBER GROWTH PROPERTIES LP:

  Report of independent auditors                                  F-34

  Combined balance sheets as of December 31, 1991 and 1990        F-35

  Combined statements of operations and changes in venturers'
      capital for the years ended December 31, 1991 and 1990      F-36

  Combined statements of cash flows for the years ended
     December 31, 1991 and 1990                                   F-37

  Notes to combined financial statements                          F-38

  Schedule XI - Real Estate and Accumulated Depreciation          F-47




ther Financial Statement Schedules have been omitted since the required nformation is not present or not present in amounts sufficient to require ubmission of the schedule, or because the information required is included in he financial statements, including the notes thereto.


                     REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

        We have audited the accompanying consolidated balance sheets of PaineWebber Growth Properties LP as of March 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Growth Properties LP at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 5 to the financial statements, the Partnership, along with Parkwood Montclair Partners, a joint venture in which the Partnership has an ownership interest, are defendants in numerous lawsuits alleging various damages as a result of a fire which destroyed the joint venture's operating investment property in October 1991. The Partnership and the joint venture vigorously dispute the allegations made against them and discovery has commenced. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.



                                   /S/ ERNST & YOUNG
                                   ERNST & YOUNG

Boston, Massachusetts
June 20, 1994

                            PAINE WEBBER GROWTH PROPERTIES LP

                               CONSOLIDATED BALANCE SHEETS

                                 March 31, 1994 and 1993

                                          ASSETS
                                                          1994        1993

Operating investment property, at cost:
   Land                                             $  2,028,580 $ 2,028,580
   Buildings improvements and equipment               12,700,395  12,526,374
                                                      14,728,975  14,554,954
   Less accumulated depreciation                      (4,983,656) (4,487,233)
                                                       9,745,319  10,067,721
Investments in unconsolidated joint
  ventures, at equity                                  7,168,756   9,141,886
Cash and cash equivalents                              1,624,967   2,011,104
Real estate tax and insurance escrow deposit             238,904      59,717
Capital improvement and replacement escrow deposits    1,031,498           -
Accounts receivable                                       85,627           -
Advances to consolidated venture                               -     109,073
Deferred loan costs, net of accumulated amortization
    of $2,873                                            544,238           -
Loan refinancing deposit                                       -      30,000
Other assets                                              70,267      16,923
                                                    $ 20,509,576 $21,436,424

                       LIABILITIES AND PARTNERS' CAPITAL

Note payable due within one year                      $        - $ 5,761,342
Accounts payable and accrued expenses                    318,114      125,518
Accrued interest payable                                   6,896      76,136
Accounts payable - affiliate                                   -      22,714
Mortgage note payable                                  7,028,848           -
Tenant security deposits                                  36,758      41,658
Other liabilities                                         35,825      36,814
   Total liabilities                                   7,426,441   6,064,182

Partners' capital:
 General Partners:
  Capital contributions                                    1,000       1,000
  Cumulative net losses                                  (43,819)    (20,928)
  Cumulative cash distributions                          (26,336)    (26,336)

 Limited Partners ($1,000 per Unit,
 29,194 Units issued in 1994 and 1993):
  Capital contributions, net of offering costs        26,345,152  26,345,152
  Cumulative net losses                               (4,338,040) (2,071,824)
  Cumulative cash distributions                       (8,854,822) (8,854,822)
   Total partners' capital                            13,083,135  15,372,242
                                                    $ 20,509,576 $21,436,424

                            See accompanying notes.

                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1994, 1993 and 1992


                                             1994           1993      1992
REVENUES:
   Rental income                          $1,823,311  $1,664,168   $      -
   Reimbursements from affiliates            427,602     418,883    402,107
   Interest and other income                 141,913     151,809    147,302
                                           2,392,826   2,234,860    549,409

EXPENSES:
   Interest expense                          468,236     360,328          -
   Real estate taxes                         201,434     198,906          -
   Depreciation and amortization             499,296     485,420          -
   Property operating expenses               814,058     790,826          -
   Partnership management fees                     -      56,585     65,198
   General and administrative                379,338     255,382    233,741
                                           2,362,362   2,147,447    298,939

Operating income                              30,464      87,413    250,470

Venture partner's share of
   consolidated venture's loss                   989       1,250          -

Partnership's share of gains on
  settlement of insurance claims             225,000  11,545,205          -


Partnership's share of
   unconsolidated ventures' losses        (2,545,560)   (497,933) (1,524,604)

Income (loss) before extraordinary gain   (2,289,107) 11,135,935 (1,274,134)

Partnership's share of extraordinary gain
  on extinguishment of debt                        -           -  3,540,269

NET INCOME (LOSS)                       $ (2,289,107)$11,135,935 $2,266,135

Per Limited Partnership Unit:
   Income (loss) before extraordinary gain   $ (77.63)    $377.63    $(43.21)

   Extraordinary gain                             -           -       120.06

   Net income (loss)                         $ (77.63)    $377.63    $ 76.85

   Cash distributions                       $      -      $173.58    $ 22.33


The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each year.

                            See accompanying notes.

                       PAINE WEBBER GROWTH PROPERTIES LP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended March 31, 1994, 1993 and 1992


                                            General    Limited
                                            Partners   Partners    Total

Balance at March 31, 1991                 $(167,985) $ 7,864,014 $ 7,696,029

Net income                                   22,661    2,243,474   2,266,135

Cash distributions                           (6,584)    (651,902)   (658,486)

BALANCE AT MARCH 31, 1992                  (151,908)   9,455,586   9,303,678

Net income                                  111,359   11,024,576  11,135,935

Cash distributions                           (5,715)  (5,061,656) (5,067,371)

BALANCE AT MARCH 31, 1993                   (46,264)  15,418,506  15,372,242

Net loss                                    (22,891)  (2,266,216) (2,289,107)

BALANCE AT MARCH 31, 1994                 $ (69,155) $13,152,290 $13,083,135

                             See accompanying notes

                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents

                                              1994          1993       1992
Cash flows from operating activities:
 Net income (loss)                     $  (2,289,107)$11,135,935 $ 2,266,135
 Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
    Reimbursements from affiliates          (357,600)   (247,628)   (227,814)
    Venture partner's share of
      consolidated venture's loss               (989)     (1,250)          -
    Partnership's share of gains on
       settlement of insurance claims       (225,000)(11,545,205)          -
    Partnership's share of
       unconsolidated ventures' losses     2,545,560     497,933   1,524,604
    Partnership's share of extraordinary
     gain on extinguishment of debt                -          -   (3,540,269)
    Depreciation and amortization            499,296     485,420           -
    Amortization of forgiveness of debt      (33,735)   (196,216)          -
    Changes in assets and liabilities:
      Accounts receivable                    (85,627)      1,691           -
      Advances to consolidated venture       109,073    (109,073)          -
      Accounts receivable - affiliates             -           -     172,659
      Escrow deposits                       (149,205)    (25,187)          -
      Other assets                           (53,344)      4,900           -

      Accrued interest receivable                  -       4,905      15,629
      Accounts payable and accrued expenses  192,596      68,540        (324)
      Accrued interest payable               (69,240)      7,380           -
      Accounts payable - affiliate           (22,714)     14,225       2,052
      Deferred interest payable                    -     (54,454)          -
      Tenant security deposits                (4,900)      2,511           -
        Total adjustments                  2,344,171 (11,091,508) (2,053,463)
        Net cash provided by operating
         activities                           55,064      44,427     212,672

Cash flows from investing activities:
 Distributions from unconsolidated
   joint ventures                            221,663   6,542,486     843,635
 Additions to operating investment
    property                                (174,021)   (109,478)          -
 Additional investments in unconsolidated
    joint ventures                          (211,493)   (790,666) (1,674,773)
 Release of cash held in escrow                    -           -     297,352
        Net cash provided by (used for)
        investing activities                (163,851)  5,642,342    (533,786)

Cash flows from financing activities:
 Proceeds from long-term debt              7,034,200           -           -
 Mortgage escrow deposits funded by
  debt proceeds                           (1,061,480)          -           -
 Payment of financing costs                 (517,111)    (30,000)          -
 Repayment of long-term debt              (5,732,959)    (56,182)          -
 Distributions to partners                         -  (5,067,371)   (658,486)
        Net cash used for financing

        activities                          (277,350) (5,153,553)   (658,486)

Net increase (decrease) in cash and
 cash equivalents                           (386,137)    533,216    (979,600)
Cash and cash equivalents, beginning of year:
 Consolidated venture                         13,517      12,405           -
 Partnership                               1,997,587   1,465,483   2,445,083
                                           2,011,104   1,477,888   2,445,083
Cash and cash equivalents, end of year   $ 1,624,967 $ 2,011,104 $ 1,465,483

Cash paid during the year for interest    $  534,910 $   603,618  $        -

                            See accompanying notes.

1.General

      Paine Webber Growth Properties LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in August 1982 for the purpose of investing in a portfolio of rental apartment properties which have potential for near-term capital appreciation. The Partnership authorized the issuance of Units (at $1,000 per Unit) of which 29,194 were subscribed and issued between November 15, 1982 and September 30, 1983.

2.Summary of Significant Accounting Policies

      The accompanying financial statements include the Partnership's investments in six joint venture partnerships which own five operating properties and one undeveloped parcel of land. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions and certain reimbursements receivable from the ventures (see Note 5). The Partnership's joint venture investees are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the ventures' income or losses based on financial information which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

      As further discussed in Note 4, the Partnership acquired complete control of Nob Hill Partners, which owns the Nob Hill Apartments, in fiscal 1993. Accordingly, the joint venture, which had been accounted for under the equity method of accounting in prior years, is consolidated in the Partnership's financial statements beginning in fiscal 1993. As discussed above, the joint ventures have December 31 year-ends, and operations of the consolidated venture continue to be reported on a three-month lag. All material transactions between the Partnership and the joint venture have been eliminated in consolidation, except for lag-period cash transfers. Such lag period transfers are accounted for as advances to consolidated venture on the accompanying balance sheets. The joint venture's operating investment property is carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investment in the Nob Hill Apartments was considered to be held for long-term investment purposes as of March 31, 1994 and 1993. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years. Costs and fees (including the acquisition fee paid to PaineWebber Properties Incorporated) related to the acquisition of the property have been capitalized and are included in the cost of the operating investment property. Maintenance and repairs are charged to expense when incurred.

      Deferred loan costs at March 31, 1994 consist of expenses incurred in connection with the refinancing of the debt secured by the Nob Hill Apartments (see Note 6). Such costs are being amortized on a straight-line basis over the term of the loan.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       No provision for income taxes is made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership.

3.The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are First PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are officers of PaineWebber Properties Incorporated (the "Adviser") and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments. Accounts payable-affiliate at March 31, 1993 consisted of reimbursements of out-of-pocket expenses of $22,714 payable to the Adviser.


      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, taxable income or tax losses of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited and General Partners in proportion to the amount of sale or refinancing proceeds to which they are entitled; that is, as much as 99% but not less than 85% to the Limited Partners. If there are no sale or refinancing proceeds, tax losses and taxable income from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to approximately 10% of any additional Distributable Cash. In fiscal 1993 and 1992, based on additional Distributable Cash paid to the partners, management fees totalling $56,585 and $65,198, respectively, were paid to the Adviser. No management fees were earned during fiscal 1994.

      In connection with investing Partnership capital, the Adviser earned acquisition fees totaling $2,247,500, of which $1,664,000 was paid to the Adviser at the time the Partnership acquired its interests in the operating investment properties and $583,500 was deferred, to be payable from the distributable net cash flow of the operating investment properties. The remaining unpaid deferred acquisition fees of $146,250 were paid to the Adviser during fiscal 1992. Total acquisition fees to be received by the Adviser was limited to not more than 9% of the gross offering proceeds per the terms of the Prospectus. The Adviser may receive a real estate brokerage commission, in an amount of up to 1% of the selling prices of properties sold, upon the disposition of Partnership investments. Payment of such fee will be subordinated to the payment of certain amounts to the Limited Partners.

      Included in general and administrative expenses for the years ended March 31, 1994, 1993 and 1992 is $107,373, $117,612 and $110,737, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,792, $3,000 and $4,254 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1994, 1993 and 1992, respectively.

4.Operating Investment Property

      As of March 31, 1994 and 1993, the Partnership owns a majority and controlling interest in one joint venture which owns an operating investment property as discussed below. As discussed in Note 2, the Partnership's policy is to report the operations of the joint venture on a three-month lag.

      Nob Hill Partners

      On March 1, 1983 the Partnership acquired an interest in Nob Hill Partners, a newly formed Texas general partnership organized to purchase and operate Nob Hill Apartments, a 368-unit apartment complex in San Antonio, Texas. The property was purchased from an entity that is an affiliate of the original co-venturer on March 31, 1983. The Partnership is a general partner in the joint venture. The Partnership's original co-venture partner was an affiliate of the Trammell Crow organization. Effective September 1, 1992, the Trammell Crow affiliate's interests and capital account were transferred to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. As a result, the Partnership has assumed full control over the affairs of the joint venture. Accordingly, the financial position and results of operations of the joint venture are presented on a consolidated basis beginning in fiscal 1993. Prior to fiscal 1993, the results of the joint venture had been recorded on the equity method as discussed in Note 2.

      The aggregate cash investment by the Partnership for its interest was approximately $4,961,000 (including an acquisition fee of $344,000 paid to the Adviser of the Partnership and fees aggregating $166,000 paid to affiliates of the co-venturer). In addition, acquisition fees aggregating $171,000 were deferred and were to be paid from distributable net cash flow from operations to the Adviser in twelve quarterly installments through June 1986. The remaining unpaid deferred acquisition fees in the amount of $71,250 were paid in fiscal 1992 with the proceeds of a loan from the Partnership. The apartment complex was acquired subject to a nonrecourse mortgage with a balance of $8,600,000 at the time of closing. In September 1993, the joint venture refinanced its mortgage with the proceeds of a new nonrecourse mortgage note payable in the amount of $7,034,200 which is scheduled to mature in November 2023 (see Note 6).

      In addition to the consulting fees paid at closing, the joint venture entered into a consulting agreement with the co-venturer, aggregating $57,000 to provide services to enhance the marketing and rental value of the property. Such fees were to be paid from distributable net cash flow in quarterly installments of $4,750 commencing June 30, 1984. Consulting fees of $57,000 remained deferred in fiscal 1993 due to lack of distributable net cash flow and were forfeited by the co-venturer upon withdrawal from the joint venture. The forfeiture was treated as a capital contribution by the co-venturer on the financial statements of the joint venture.

      The joint venture agreement provides that net cash flow, as defined, will be allocated first to the payment of the deferred acquisition fees payable to the Partnership, then to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, then to the payment of deferred consulting fees payable to the co-venturer, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. The distributions to the Partnership are first used to reimburse the Partnership for the joint venture's share of management fees and out-of-pocket expenses paid by the Partnership.

      Taxable income and tax loss from operations is allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the actual allocations of taxable income or tax loss.

      Any distribution of proceeds resulting from the sale or refinancing of the property will be distributed to the Partnership and the co-venturer for payment of accrued interest and principal on interim borrowings, as defined, payment of capital contributions not previously distributed, and in percentages ranging from 100% to 80% for the Partnership and 0% to 20% for the co-venturer as specified by the terms of the joint venture agreement.

      Profits resulting from the sale or refinancing of the property will be first allocated to the Partnership and the co-venturer on a proportionate basis to restore any negative capital accounts to zero. Any remaining gain will be allocated to the Partnership and the co-venturer in a manner similar to cash distributions described above. Losses from the sale or refinancing of the property will be first allocated to the Partnership and the co-venturer on a proportionate basis to any positive capital balances after giving effect to the distribution of proceeds described above, and then 99% to the Partnership and 1% to the co-venturer.

      The joint venture has entered into a property management agreement with an affiliate of the original co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 4% of gross receipts, as defined in the agreement.

      If additional cash is required for any reason in connection with the joint venture, it will be provided 90% by the Partnership and 10% by the co-venturer as additional capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. Additional contributions made by the Partnership from inception through March 31, 1994 total $2,553,544, including $262,294 in fiscal 1994. The contributions made by the Partnership during fiscal 1994 were primarily used to pay modification and extension fees and to make principal payments on the prior mortgage (see
  Note 6).

      The following is a summary of operating expenses for the years ended December 31, 1993 and 1992:

                                          1993         1992
      Property operating expenses:
        Salaries and related costs      $298,223      $280,443
        Repairs and maintenance          139,745       140,447
        Utilities                        110,450       110,098
        Insurance                         43,682        29,492
        Management fees                   74,819        73,285
        Administrative and other         147,139       157,061
                                        $814,058      $790,826

5.Investments in Unconsolidated Joint Ventures

      The Partnership has investments in five unconsolidated joint ventures at March 31, 1994 and 1993. As explained in Note 4, the Partnership acquired control of the joint venture which owns the Nob Hill Apartments during fiscal 1993 and, accordingly, this joint venture is presented on a consolidated basis beginning in fiscal 1993. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.


      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                           December 31, 1993 and 1992
                                     Assets
                                                          1993        1992

      Current assets                                 $ 2,045,969 $ 2,443,942
      Operating investment properties, net            25,922,701  27,590,490
      Other assets                                     1,002,049     216,870
                                                     $28,970,719 $30,251,302

                       Liabilities and Partners' Capital

      Current liabilities                            $ 1,976,322 $ 5,083,440
      Other liabilities                                2,476,260   2,092,116
      Long-term mortgage debt, less current portion   20,266,389  16,097,873

      Partnership's share of combined capital          4,239,675   6,760,148
      Co-venturers' share of combined capital             12,073     217,725
                                                     $28,970,719 $30,251,302

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the years ended December 31, 1993, 1992 and 1991

                                                1993      1992        1991

      Rental revenue (1)                 $ 5,509,024 $ 6,263,422 $ 9,688,115
      Interest and other income              305,946     481,284   1,027,926
      Gains on settlement of
        insurance claims                     250,000  11,802,387           -
                                           6,064,970  18,547,093  10,716,041

      Property operating expenses          3,586,483   3,197,919   5,505,767
      Depreciation and amortization        1,098,705   1,105,425   2,366,250
      Interest expense                     1,990,567   2,932,022   4,116,613
      Other expenses                         321,715      55,499     246,629
      Write down of investment property
        to net realizable value            1,592,712           -           -
                                           8,590,182   7,290,865  12,235,259
      Income (loss) before
        extraordinary gain                (2,525,212) 11,256,228  (1,519,218)
      Extraordinary gain on
        extinguishment of debt                     -           -   3,616,475
      Net income (loss)                 $ (2,525,212)$11,256,228 $ 2,097,257

      Net income (loss):

      Partnership's share
          of net income (loss)         $  (2,320,560)$11,047,272 $ 2,044,181
         Co-venturers' share of
         net income (loss)                  (204,652)    208,956      53,076
                                       $  (2,525,212)$11,256,228 $ 2,097,257

   (1) See discussion below concerning the insurance recoverable and insurance proceeds included in rental income for 1992 and 1991 related to Parkwood Montclair Partners.


                   Reconciliation of Partnership's Investment
                            March 31, 1994 and 1993

                                                         1994          1993

   Partnership's share of
     capital at December 31, as shown above           $ 4,239,675   $ 6,760,148
   Partnership's share of ventures'
     current liabilities and long-term debt               437,118       199,000
   Reimbursements of management fees
     and expenses receivable
     from joint ventures (1)                            2,540,223     2,182,622
   Timing differences due to
     contributions made and
     distributions received subsequent
     to December 31 (see Note 2)                          (48,260)          116
          Investments in joint
            ventures, at equity at March 31           $ 7,168,756   $ 9,141,886


(1)The Partnership records as income reimbursements due from the joint ventures for the Partnership management fee and certain out-of-pocket expenses as specified in the respective joint venture agreements. The Partnership earned reimbursements totalling $427,602, $418,883 and $402,107 for the years ended March 31, 1994, 1993 and 1992, respectively. The Partnership's joint venture investees record comparable reimbursement expenses in their statements of operations, which are reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no significant effect on the Partnership's net capital or its results of operations. These reimbursements will be paid from cash flow of the joint ventures as available, or from sale or refinancing proceeds, and are cumulative to the extent not paid currently. In fiscal 1994 the Partnership received $70,000 from the Northcastle joint venture and in fiscal 1993 and 1992 $171,255 and $174,294, respectively, from the Parkwoods joint venture as partial payments of reimbursements owed, leaving cumulative totals of $2,540,223 and $2,182,622 unpaid at March 31, 1994 and 1993, respectively.
   These amounts have been included in the balance of investments in joint ventures on the accompanying balance sheets.

              Reconciliation of Partnership's Share of Operations
               For the years ended March 31, 1994, 1993 and 1992

                                              1994        1993        1992

      Partnership's share of net
         income (loss)                  $ (2,320,560)$11,047,272 $ 2,044,181
      Amortization of excess basis                 -           -     (28,516)
      Partnership's share of ventures'
        net income (loss)              $  (2,320,560)$11,047,272 $ 2,015,665


   The Partnership's share of ventures' net income (loss) is presented as follows on the accompanying statements of operations:

                                              1994        1993        1992

      Partnership's share of ventures'
        losses                          $ (2,545,560) $  (497,933) $(1,524,604)
      Partnership's share of
       gains on settlement of insurance
        claims                               225,000   11,545,205            -
      Partnership's share of extraordinary
       gain on extinguishment of debt              -            -    3,540,269
      Partnership's share of ventures'
        net income (loss)               $ (2,320,560) $11,047,272  $ 2,015,665

  Investments in unconsolidated joint ventures, at equity is the Partnership's net investment in the unconsolidated joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

  Investments in unconsolidated joint ventures, at equity on the balance sheet is comprised of the following investment carrying values:

                                                          1994        1993

      Rocky Mountain Partners                       $   (659,725)$  (487,237)
      Grouse Run Associates I and II                     761,706     854,247
      Plano Chisholm Place Associates                  1,649,855   1,857,721
      Austin Northcastle Partners                        765,761     576,962
      Parkwood Montclair Partners                      4,651,159   6,340,193
                                                     $ 7,168,756 $ 9,141,886

Cash distributions received from the Partnership's unconsolidated joint venture investments during the years ended March 31, 1994, 1993 and 1992 are as follows:

                                              1994        1993        1992

      Rocky Mountain Partners             $   99,000  $  371,250 $   193,050
      Grouse Run Associates I and II               -      64,883     138,600
      Parkwood Montclair Partners                  -   6,045,055     411,319
      Nob Hill Partners                            -           -      27,000
      Plano Chisholm Place Associates        122,663      61,298      73,666
                                          $  221,663 $ 6,542,486 $   843,635

A description of the ventures' properties and the terms of the joint venture agreements are summarized below:

(a)Rocky Mountain Partners

      On February 1, 1983 the Partnership acquired an interest in Rocky Mountain Partners, a Colorado limited partnership which owns and operates Tantra Lake Apartments, a 301-unit apartment complex in Boulder, Colorado. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was purchased on February 17, 1983.

      The aggregate cash investment by the Partnership for its interest was approximately $4,698,000 (including an acquisition fee of $300,000 and a consulting fee of $20,000 paid to the Adviser of the Partnership, and fees totalling $210,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $95,000 have been paid to the Adviser from distributable net cash flow. The apartment complex was acquired subject to mortgages totalling $6,582,000 at the time of closing. On June 4, 1986, the joint venture refinanced the property by replacing the original mortgages which had remaining balances of approximately $6,299,000 with an $8,900,000 new first mortgage. The Partnership received a distribution totalling $2,274,797 from the refinancing proceeds in 1986. The new first mortgage loan is nonrecourse to the venture, had a balance of $8,703,303 as of December 31, 1993 and is scheduled to mature on June 1, 1996.

      The joint venture agreement provides that distributable net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership and the co-venturer totalling $738,298 and $6,700, respectively, from inception through March 31, 1994.

      Taxable income and tax loss from operations is allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or loss.

      Upon sale or refinancing the Partnership will receive an amount equal to its initial investment in the property plus $732,000 as a first priority, after payment of mortgage debt and other indebtedness of the joint venture. The remaining proceeds will be split between the Partnership and the co-venturer in varying proportions, in accordance with the joint venture agreement.

      Taxable income and tax loss resulting from a sale of the property will generally be allocated between the Partnership and the co-venturer as sales proceeds are distributed.

      The joint venture entered into a property management agreement with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 5% of gross receipts, as defined in the agreement.

      In the event the joint venture requires additional funds, the first $100,000 will be provided by the Partnership. Thereafter, funds will be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. The agreement has been informally modified by the partners resulting in additional contributions by the Partnership and the Co-Venturer from inception through March 31, 1994 totalling approximately $818,000 and $8,000, respectively.

(b)Grouse Run Associates I and II

      On December 15, 1982 the Partnership acquired an interest in Grouse Run Associates I and Grouse Run Associates II, two newly formed California general partnerships organized to purchase and operate Grouse Run Apartments, a 158-unit apartment complex in Stockton, California. The Partnership is a general partner in each of the joint ventures. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was acquired on March 31, 1983.

      The aggregate cash investment by the Partnership for its interests was approximately $2,192,000 (including an acquisition fee of $125,000 and a consulting fee of $10,000 paid to the Adviser of the Partnership and fees aggregating $90,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $37,500 have been paid from distributable net cash flow to the Adviser. The apartment complex was acquired subject to institutional nonrecourse first mortgages with balances totalling $3,557,000 at the time of closing. The mortgage loans had an aggregate balance of $3,245,777 as of December 31, 1993 and are scheduled to mature in February 2019 and February 2020.

      The joint venture agreement provides that the net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership totalling $493,473 from inception through March 31, 1994.

      Taxable income and tax loss from operations is allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or loss.

      Upon sale or refinancing, the Partnership will receive an amount equal to its initial investment in the property plus $310,000 as a first priority, after payment of mortgage debt and other indebtedness of the joint venture. Remaining proceeds will be split between the Partnership and the co-venturer in varying proportions in accordance with the joint venture agreement.

      Taxable income and tax loss resulting from a sale of the apartment complex will be allocated between the Partnership and the co-venturer generally as sales proceeds are distributed.

      The joint venture entered into a property management agreement with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 5% of gross receipts, as defined in the agreement.

      In the event the joint venture requires additional funds, the first $40,000 will be provided by the Partnership. Thereafter, funds will be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowing in accordance with the terms of the joint venture agreement. Additional contributions from inception through March 31, 1994 totalling approximately $380,000 have been made 100% by the Partnership.

(c)Plano Chisholm Place Associates

      On March 1, 1983 the Partnership acquired an interest in Plano Chisholm Place Associates, a newly formed Texas general partnership organized to purchase and operate Chisholm Place Apartments, a 142-unit apartment complex in Plano, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of The Horn-Barlow Companies. The property was acquired on May 31, 1983.

      On September 9, 1991, an Amended and Restated Partnership Agreement was entered into in connection with a refinancing of the venture's mortgage debt. The mortgage lender agreed to accept a discount on an immediate repayment of the outstanding obligations, which included a principal balance of $6,993,229. In return for a payment of $4,200,001, the lender forgave the resulting principal balance of $2,793,228 and accrued interest of $975,408. An extraordinary gain of $3,616,475 was recorded by the venture in connection with this transaction, representing the difference between the payment made to the lender and the outstanding principal and accrued interest owed to the lender, net of deferred loan fees written off of $22,657 and a deferred interest asset of $129,504, which related to the accrual of imputed interest under a prior debt modification agreement. The Partnership's share of the extraordinary gain amounted to $3,540,269. The payment to the lender and transaction closing costs were funded by a new mortgage loan in the amount of $4,160,000 and contributions totalling $210,652 from the Partnership and its co-venture partner made in the ratios of 80% and 20%, respectively. The new mortgage loan is nonrecourse to the venture and is scheduled to mature on October 1, 2001. The co-venturer was not obligated under the terms of the original joint venture agreement to make additional contributions in connection with the refinancing, but agreed to do so in return for the Partnership's agreement to certain modifications to the venture agreement which would allow the co-venturer to recover its additional investment, plus earn a current return thereon.

      The original aggregate cash investment by the Partnership for its interest was approximately $2,233,000 (including an acquisition fee of $150,000 paid to the Adviser of the Partnership and consulting fees aggregating $20,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $75,000 were deferred and were to be paid from distributable net cash flow from operations to the Adviser in twelve quarterly installments commencing June 1984. Unpaid acquisition fees were to be payable no later than the earlier of September 30, 1989 or upon the sale or refinancing of the investment property. During fiscal 1992, the joint venture paid the remaining deferred acquisition fee of $75,000 to the Adviser from the proceeds of a capital contribution by the Partnership.
      In addition to the consulting fees paid at closing, the joint venture entered into a consulting agreement with the co-venturer to provide services to the joint venture with respect to marketing and enhancement of the value of the property. Fees aggregating $20,000 are payable in eight quarterly installments of $2,500 each and were to have commenced on June 30, 1984.
   The agreement provides such quarterly payments will be payable only out of distributable net cash flow as defined, and shall be cumulative to the extent not paid. Unpaid consulting fees were to be payable no later than the earlier of January 1, 1989 or upon the sale or refinancing of the investment property. Due to a lack of distributable cash flows, no consulting fees have been paid to date.

      The amended joint venture agreement provides that net cash flow, as defined, will be allocated first, to the partners until they have received an aggregate amount equal to the deferred fees payable to the partners as of January 1, 1991; second, to the payment of interest and principal on certain interim borrowings, if such borrowings have been made; third, 80% to the Partnership and 20% to the co-venturer until each has received the amount of its contribution of New Net Equity, as defined, plus a 10% simple return thereon; fourth, to the payment of any reimbursements of management fees and expenses owed to the Partnership; and fifth, any remaining amounts are to be allocated 80% to the Partnership and 20% to the co-venturer.

      Taxable income and tax loss from operations in each year are allocated 80% to the Partnership and 20% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Sale or refinancing proceeds will be distributed to the Partnership and the co-venturer in varying proportions in accordance with the terms of the amended joint venture agreement.


      Profits resulting from the sale or refinancing of the property will be first allocated to the Partnership and the co-venturer on a proportionate basis to restore any negative capital accounts to zero. Any remaining gain will be allocated to the Partnership and the co-venturer in a manner similar to cash distributions. Losses from the sale or refinancing of the property will be first allocated to the Partnership and the co-venturer on a proportionate basis to any positive capital balances after giving effect to the distribution of proceeds described above, and then 95% to the Partnership and 5% to the co-venturer.

      The joint venture entered into a property management agreement with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The terms of the management fee were modified upon modification of the long-term debt on October 31, 1986. The management fee is equal to 5% of gross receipts, as defined. In addition, the management agreement provides for an incentive management fee of 1% of gross receipts, as defined. The 1% incentive management fee is payable only from distributable net cash flow, as defined.

      If additional cash is required for any reason in connection with the joint venture, it will be provided by the Partnership and the co-venturer as additional capital contributions or operating or default loans in accordance with the terms of the amended joint venture agreement. Additional contributions made by the Partnership from inception through March 31, 1994 total approximately $254,000.

(d)Austin Northcastle Partners

      On September 15, 1983 the Partnership acquired an interest in Austin Northcastle Partners, a newly formed Texas general partnership organized to purchase and operate Northcastle Apartments, a 170-unit apartment complex in Austin, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was acquired on September 30, 1983.

      The aggregate cash investment by the Partnership for its interest was approximately $2,323,000 (including an initial acquisition fee of $175,000 and a consulting fee of $15,000 paid to the Adviser of the Partnership and fees aggregating $100,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $70,000 and $10,000 were deferred and have been paid from distributable net cash flow to the Adviser and an affiliate of the co-venturer, respectively. The apartment complex was acquired subject to a nonrecourse wraparound mortgage granted by the seller with a balance of $3,675,000 at the time of closing. On December 1, 1993, the joint venture refinanced its mortgage through the issuance of a nonrecourse mortgage note payable to a third party which is secured by the operating investment property. The new mortgage payable is insured by the U.S. Department of Housing and Urban Development. The new mortgage note was issued in the original principal amount of $4,372,900 and bears interest on the unpaid balance at a rate of 7.375% per annum. The principal and interest of the note are to be paid in monthly installments of $31,961 through December 1, 2018. The excess proceeds from the financing were used to pay the financing costs and to fund certain required escrow reserves.

      The joint venture agreement provides that the net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. During 1989, through an informal agreement, the Partnership and the co-venture partner loaned the joint venture $199,000 and $23,169, respectively. During fiscal 1994, the Partnership loaned the joint venture $211,493 in connection with the mortgage note refinancing referred to above. Loans outstanding at December 31, 1993 bear interest at 12% per annum and are due on demand subject to the restrictions of the joint venture agreement. Accrued interest at December 31, 1993 for these notes payable to partners totals $123,104.

      Taxable income and tax loss from operations is allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Upon sale or refinancing, the Partnership will receive an amount equal to its initial investment in the property plus $380,000 as a first priority, after payment of mortgage debt and other indebtedness of the joint venture. Remaining proceeds will be split between the Partnership and the co-venturer in varying proportions, in accordance with the joint venture agreement.

      Taxable income and tax loss resulting from a sale of the property will be allocated between the Partnership and the co-venturer generally as sales proceeds are distributed.

      The joint venture originally entered into a property management agreement with an affiliate of the co-venturer which was cancellable at the Part-nership's option upon the occurrence of certain events. The management fee under that agreement was equal to 5% of gross receipts, as defined in the agreement. In February of 1990, the Partnership cancelled the management agreement and executed a new property management agreement with an unaffiliated third party to manage the property. Effective January 1, 1990, the management fee is equal to 4.5% of gross receipts, as defined.

   (e)Parkwood Montclair Partners

      On September 30, 1983 the Partnership acquired an interest in Parkwood Montclair Partners, a newly formed California general partnership organized to purchase and operate Parkwoods Apartments, a 433-unit apartment complex in Oakland, California. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was purchased on October 31, 1983. The aggregate cash investment by the Partnership for its interest was approximately $8,153,000 (including an acquisition fee of $570,000 and a consulting fee of $45,000 paid to the Adviser of the Partnership and fees totalling $307,500 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $135,000 and $52,500 were deferred and paid to the Adviser and an affiliate of the co-venturer, respectively, from the cash flow of the venture.

      On October 20, 1991, the Parkwoods Apartments was completely destroyed by a firestorm that swept through the hills over Oakland, California. Subsequent to the fire, on May 27, 1992, the joint venture reached a full and final insurance settlement which called for the venture to receive a total of approximately $29,361,000 for coverage on the damage to the buildings and the loss of rental income. Additionally, in September of 1993, the joint venture entered into a cash settlement of $250,000 with another insurance carrier related to supplemental hazard insurance. Management estimated for financial statement purposes that the amount of the settlement proceeds received from the primary issuer which related to rental interruption insurance was approximately $1,783,000. Approximately $673,000 of these rental interruption proceeds was received prior to December 31, 1991. In June 1992, the venture partners decided not to rebuild the operating property and agreed to distribute the net insurance proceeds after the repayment of the outstanding mortgage loan and certain other liabilities. The mortgage loan balance of $19,000,000 was repaid in full on June 24, 1992 with a portion of the proceeds from the insurance settlement. Approximately $5 million of the remaining net insurance proceeds was used or set aside to pay for post-fire clean up and operating expenses of the Parkwoods joint venture and the costs associated with pursuing the redevelopment permits discussed further below. The remaining $5 million of net proceeds was paid to the Partnership under the terms of the venture agreement. Approximately $4,500,000 of the proceeds received by the Partnership was distributed to the Limited Partners in August 1992.

      The net book value of the operating property, excluding land, at the date of the fire was $14,108,072. The excess of the net settlement proceeds (net of rental interruption proceeds) over the net book value of the property and unamortized loan fees resulted in gains of $250,000 in calendar 1993 and $11,802,387 in calendar 1992. The Partnership's share of such gains amounted to $225,000 for fiscal 1994 and $11,545,205 for fiscal 1993. Certain costs incurred directly related to the fire, including site clean up, property management and legal fees aggregating $1,443,778, were offset in deriving the gain in calendar 1992. In calendar 1993, the carrying value of the land was written down to management's estimate of net realizable value based on the estimated sales price to be received in the ordinary course of business, less costs of completion, holding and disposal. A loss of approximately $1,593,000 was recognized in connection with such write down. The Partnership's share of such loss is included in Partnership's share of unconsolidated ventures' losses for fiscal 1994.

      Management has been working diligently to maximize the value of the 25-acre Parkwood apartment site by securing the necessary approvals and permits for the reconstruction of multi-family residential buildings on the site while simultaneously marketing the land for sale. During fiscal 1994, the joint venture was successful in obtaining approval for the construction of a condominium complex on the land. The reconstruction plans are for a project of similar size and density to that of the former Parkwood Apartment complex. Management believed these condominium conversion and site plan approvals would substantially facilitate the future sale of the land. Subsequent to December 31, 1993, the joint venture paid approximately $500,000 to secure certain building permits required in order to proceed with the planned reconstruction. In connection with obtaining the site plan approvals, the joint venture entered into a settlement agreement with the former tenants of the operating investment property related to their rights in the condominium conversion. Under the terms of this agreement, the joint venture will pay the former tenants approximately $250,000 and will offer certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project.

       On April 15, 1994, subsequent to obtaining the building permits, the joint venture sold the Parkwoods land to an affiliate of the co-venture partner for $4,750,000. Terms of the sale allow for the aforementioned discounts to be provided to the former tenants. After transaction costs, net proceeds from the sale totalled approximately $4,699,000. The sale proceeds, net of the building permit costs referred to above, approximated the carrying value of the investment property at the date of the sale. A portion of the proceeds will be retained by the joint venture to pay for the ongoing costs associated with the claims described below. The remaining portion of the proceeds were distributed to the venture partners in accordance with the terms of the joint venture agreement, with the Partnership receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. Due to the outstanding legal claims involving the joint venture, there are no plans to liquidate the joint venture in the immediate future.

      During fiscal 1993, the Partnership, along with Parkwood Montclair Partners, became defendants in numerous lawsuits alleging various damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the investment property and several thousand homes in the surrounding area. The insurers who provided liability coverage during the relevant period are participating in the defense of the Partnership and the joint venture subject to a reservation of rights. The Partnership and the venture vigorously dispute the allegations made against them in the complaints that have been filed and discovery has commenced. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in either the financial statements of the Partnership or the joint venture.

      Taxable income or tax loss from operations is allocated 99% to the Partnership and 1% to the co-venturer. Taxable income or tax loss resulting from a sale or other disposition of the apartment complex is allocated between the Partnership and the co-venturer generally as proceeds are distributed. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The joint venture entered into a property management agreement with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee was equal to 5% of gross receipts, as defined in the agreement. The venture paid $300,000 to the property manager in fiscal 1993 in connection with the termination of the agreement.

6.  Mortgage Note Payable

    Mortgage note payable at March 31, 1994 and 1993 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture.

                                                    1994          1993
      Mortgage note payable secured by the Nob
      Hill operating property.  The loan bears
      interest at 7.375% with monthly principal
      and interest payments of $48,583 through
      November 1, 2023.                        $ 7,028,848      $      -

      Mortgage note payable secured by the Nob
      Hill operating property.  The loan bore
      interest at 9% (see discussion below):

          Principal balance                             -      5,727,607
          Unamortized debt forgiveness                  -         33,735
                                               $7,028,848    $ 5,761,342

      The principal balance of the mortgage note at March 31, 1993 included the unpaid principal balance of a certain promissory note (Prior Lien Note) dated September 1, 1976. The principal balance of the Prior Lien Note included the unpaid principal balances of (i) a promissory note dated October 30, 1972, and (ii) a promissory note dated November 27, 1974. On December 1, 1986, the terms of this mortgage note payable were modified.
   The modification agreement required the joint venture to make a principal payment in the amount of $2,000,000 and required the noteholder to reduce the principal amount of the note by an additional $1,250,000. The modification agreement also reduced the interest rate on the note from 9-7/8% to 9% and changed the repayment terms. The new repayment terms required the joint venture to pay to the note holder the greater of (a) net cash flow or (b) the amount of the next installment of principal and interest due under the Prior Lien Note, or, if the Prior Lien Note is paid, then the next installments of principal and interest due under the promissory notes dated October 30, 1972, and November 27, 1974. The joint venture was required to make a principal payment of $1,168,136 on October 1, 1992, which represented the balloon payment due on the October 30, 1972 promissory note (see discussion below). In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the above modification, as it related to the $1,250,000 principal reduction, was accounted for prospectively at the effective interest rate of 4.6%. Effective November 1, 1992, the terms of the mortgage note payable were again modified, and the balloon payment due October 1, 1992 was deferred. The interest rate was modified to be the lesser of (i) the maximum rate permitted by applicable law or (ii) the stated rate per the 1986 modification agreement. The new repayment terms required the joint venture to remit monthly payments of $55,000 through March 1993 and a balloon payment equal to the outstanding unpaid principal balance and unpaid accrued interest on April 1, 1993. At that time, the Partnership made a $317,000 payment and extended the loan to September 30, 1993.

      In addition to the above-noted interest on the original note, according to the terms of the modified mortgage note payable, contingent interest was due beginning in 1987 on the excess of gross revenue from Phase I of the operating investment property over $366,240, at an annual rate of 15%. Contingent interest totalled $36,302, $37,043 and $29,664 for the years ended December 31, 1993, 1992 and 1991, respectively.

      On September 20, 1993 the Nob Hill joint venture paid off the remaining principal balance on its long-term debt due to a third party of $5,310,912. The debt was refinanced through a nonrecourse mortgage note payable to a third party and insured by the U.S. Department of Housing and Urban Development (HUD). The new mortgage note, in the original principal amount of $7,034,200 is secured by the Nob Hill operating property and bears interest on the unpaid balance at a rate of 7.375% per annum. The excess proceeds from the refinancing were used to pay financing costs, which totalled $547,111, and to fund certain required escrow reserves. The principal and interest of the note are to be paid in monthly installments of $48,583 commencing December 1, 1993, until November 1, 2023. In addition, the property submits monthly escrow deposits of $28,534 for taxes, insurance and a replacement reserve required under the terms of the HUD regulatory agreement.

7. Subsequent Event

      On June 1, 1994, the Partnership made a special distribution of $4,612,652 to the Limited Partners. This was a distribution of the Partnership's portion of the proceeds (prior to the reserves for ongoing operating costs) received from the sale of land by the Parkwood Montclair Partners joint venture on April 15, 1994 (see Note 5).

   .

Schedule XI - Real Estate and Accumulated Depreciation

                                              PAINE WEBBER GROWTH PROPERTIES LP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        MARCH 31, 1994
                                                                                                                            Life
                                                  Cost                                                                    on Which
                                               Capitalized                                                             Depreciation
                          Initial Cost to      (Removed)                                                                  in Latest
                            Partnership        Subsequent to  Gross Amount at Which                                       Income
                            Venture            Acquisition     Carried at End of Year                                     Statement
                                  Buildings &  Buildings &         Buildings &          Accumulated  Date of      Date     is
Description  Encumbrances   Land  Improvements Improvements  Land  Improvements  Total  Depreciation Construction Acquired Computed
Apartment
Complex
San Antonio,
TX         $ 7,028,848 $ 2,028,580 $11,518,149 $1,182,246 $2,028,580 $12,700,395 $14,728,975 $4,983,656 1972 -
                                                                                                          1974   3/31/83 5-30 yrs

Notes:
(A)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $13,489,000.
(B)  See Note 6 of Notes to Financial Statements.
(C)  Reconciliation of real estate owned:

                                                1994             1993

      Balance at beginning of year         $14,544,954       $14,445,476
      Acquisitions and improvements            174,021           109,478
      Balance at end of year               $14,728,975       $14,554,954


(D)  Reconciliation of accumulated depreciation:
      Balance at beginning of year        $  4,487,233       $ 4,001,813
      Depreciation expense                     496,423           485,420
      Balance at end of year              $  4,983,656       $ 4,487,233

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

    We have audited the accompanying combined balance sheets of the 1993 and 1992 Combined Joint Ventures of PaineWebber Growth Properties LP as of December 31, 1993 and 1992, and the related combined statements of operations and changes in partners' capital and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Growth Properties LP at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As more fully described in Note 2 to the financial statements, Parkwood Montclair Partners and its partners are defendants in numerous lawsuits alleging various damages as a result of the fire which destroyed the venture's investment property. The joint venture and its partners vigorously dispute the allegations and discovery has commenced. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the combined financial statements.








                                /S/ ERNST & YOUNG
                                ERNST & YOUNG

Boston, Massachusetts
February 10, 1994
except for Note 6, as to which the date is April 15, 1994

                    1993 AND 1992 COMBINED JOINT VENTURES OF
                       PAINE WEBBER GROWTH PROPERTIES LP

                            COMBINED BALANCE SHEETS

                           December 31, 1993 and 1992

                                     Assets
                                                         1993        1992

Current assets:
   Cash and cash equivalents                         $ 1,920,184 $ 2,309,503
   Accounts receivable                                         -       2,237
   Prepaid expenses                                      125,785     132,202
         Total current assets                          2,045,969   2,443,942

Operating investment properties:
   Land                                                9,546,993   9,546,993
   Buildings, improvements and equipment              27,343,185  27,147,500
   Construction in progress                            1,691,233     894,363
                                                      38,581,411  37,588,856
   Less: Accumulated depreciation                    (11,065,998) (9,998,366)
         Allowance to reduce operating property to
           net realizable value                       (1,592,712)          -
                                                      25,922,701  27,590,490

Reserves for repairs and capital improvements            536,028      20,635
Deferred expenses, net of accumulated amortization
  of $224,953 in 1993 ($193,880 in 1992)                 466,021     196,235
                                                     $28,970,719 $30,251,302

                        Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and other liabilities            $   572,209 $   352,258
   Accrued real estate taxes                             238,543     310,380
   Accrued interest                                      272,093     153,949
   Accrued management fee                                 17,868      21,232
   Tenant security deposits                              199,571     181,739
   Current portion of long-term debt                     215,591   3,841,713
   Notes payable to venturers                            460,447     222,169
         Total current liabilities                     1,976,322   5,083,440

Reimbursements payable to venturer                     2,456,260   2,072,116

Deferred fees payable to affiliates                       20,000      20,000

Long-term debt                                        20,266,389  16,097,873

Venturers' capital                                     4,251,748   6,977,873
                                                     $28,970,719 $30,251,302


                            See accompanying notes.


                    1993 AND 1992 COMBINED JOINT VENTURES OF

                       PAINE WEBBER GROWTH PROPERTIES LP

      COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
                 For the years ended December 31, 1993 and 1992


                                                        1993          1992
REVENUES:
   Rental income                                     $ 5,509,024 $ 5,153,736
   Rental interruption insurance proceeds                      -   1,109,686
   Interest  and other income                            305,946     481,284
   Gains on settlement of insurance claims               250,000  11,802,387
                                                       6,064,970  18,547,093

EXPENSES:
   Interest expense                                    1,990,567   2,932,022
   Write down of investment property to net
     realizable value                                  1,592,712           -
   Depreciation and amortization                       1,098,705   1,105,425
   Salaries                                              599,451     586,628
   Maintenance                                           750,921     701,003
   Property operating expenses                           473,132     449,075
   Real estate taxes                                     409,113     379,144
   General and administrative                            210,828     209,453
   Management fees                                       289,059     339,700
   Reimbursements to partner                             454,144     413,727
   Professional fees                                     399,835     119,189
   Tenant compensation expense                           250,000           -
   Other                                                  71,715      55,499

                                                       8,590,182   7,290,865

Net income (loss)                                     (2,525,212) 11,256,228

Recharacterization of prior year capital contribution
 to operating loan payable to venturer                         -    (175,000)

Distributions to venturers                              (200,913) (5,185,596)

Venturers' capital, beginning of year                  6,977,873   1,082,241

Venturers' capital, end of year                      $ 4,251,748 $ 6,977,873



                            See accompanying notes.


                    1993 AND 1992 COMBINED JOINT VENTURES OF

                       PAINE WEBBER GROWTH PROPERTIES LP

                       COMBINED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents


                                                         1993       1992
Cash flows from operating activities:
   Net income (loss)                               $  (2,525,212) $11,256,228
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Gains on settlement of insurance claims             (250,000) (11,802,387)
    Depreciation and amortization                      1,098,705    1,105,425
    Write down of investment property
      to net realizable value                          1,592,712            -
    Changes in assets and liabilities:
      Accounts receivable                                  2,237       96,296
      Prepaid expenses                                     6,417       21,969
      Other assets                                             -       10,499
      Accounts payable and other liabilities             219,951     (123,673)
      Accrued interest                                   118,144       29,139
      Accrued real estate taxes                          (71,837)     (90,857)
      Accrued management fees                             (3,364)       5,638
      Tenant security deposits                            17,832       21,681
      Reimbursements payable to partner                  384,144      242,472
       Total adjustments                               3,114,941  (10,483,798)
       Net cash provided by operating activities         589,729      772,430

Cash flows from investment activities:
   Additions to operating investment properties         (992,555)    (825,467)
   Decrease (increase) in reserve for
    capital expenditures                                 (14,348)      19,302
   Expenditures related to fire                                -   (1,443,778)
       Net cash used for investing activities         (1,006,903)  (2,249,943)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt
    net of $300,859 debt issuance costs and
    $501,045 capital improvement escrow                3,570,996            -
   Proceeds from insurance settlements                   250,000   27,578,227
   Repayment of long-term debt                        (3,830,506) (19,220,753)
   Distributions to venturers                           (200,913)  (5,185,596)
   Proceeds from operating loans payable
    to venturers                                         238,278    1,088,881
   Repayments of operating loans payable
    to venturers                                               -   (1,353,881)
       Net cash provided by financing activities          27,855    2,906,878

Net increase (decrease) in cash and cash equivalents    (389,319)   1,429,365

Cash and cash equivalents, beginning of year           2,309,503      880,138

Cash and cash equivalents, end of year               $ 1,920,184  $ 2,309,503

Cash paid during the year for interest               $ 1,872,423  $ 2,902,883


                            See accompanying notes.

1. Summary of significant accounting policies
   Organization

       The accompanying financial statements of the 1993 and 1992 Combined Joint Ventures of PaineWebber Growth Properties, LP (1993 and 1992 Combined Joint Ventures) include the accounts of Rocky Mountain Partners, a Colorado general partnership; Grouse Run Associates I and II, California general partnerships; Plano Chisholm Place Associates, a Texas general partnership; Austin Northcastle Partners, a Texas general partnership; and Parkwood Montclair Partners, a California general partnership. The financial statements of the 1993 and 1992 Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-ventures and PaineWebber Growth Properties, LP (PWGP) which owns a majority interest in each of the joint ventures mentioned below.

   The dates of PWGP's acquisition of interests in the joint ventures are as follows:

                                        Date of Acquisition
   Joint Venture                           of Interest

   Rocky Mountain Partners              February 17, 1983
   Grouse Run Associates I and II       March 31, 1983
   Plano Chisholm Place Associates      May 31, 1983
   Austin Northcastle Partners          September 30, 1983
   Parkwood Montclair Partners          October 31, 1983

   Basis of presentation

       Certain of the records of the 1993 and 1992 Combined Joint Ventures are maintained on the income tax basis of accounting and are adjusted, principally for depreciation, to conform with generally accepted accounting principles for financial reporting purposes.

   Operating investment properties

       The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The operating investment property owned by the Parkwood Montclair Partners was destroyed by fire on October 20, 1991. Subsequent to the fire, the investment property consists of land and construction in process which include capitalized real estate taxes and various other costs to ready the property for sale including zoning, grading, engineering and consulting studies. The land and construction in progress of Parkwood Montclair Partners was being held for sale as of December 31, 1993 and was written down to estimated net realizable value at December 31, 1993. Estimated net realizable value represents management's estimates, based on management's present plans and intentions, of the sales price in the ordinary course of business, less costs of completion, holding and disposal. The operating investment properties owned by the other joint ventures were considered to be held for long-term investment purposes as of December 31, 1993 and 1992. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to thirty years. Professional fees (including deferred acquisition fees paid to an affiliate of the general partner, see Note 3), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.



   Deferred expenses

       Deferred expenses consist primarily of organization costs and loan fees which are being amortized over five years and the terms of the related loans, respectively.

   Income tax matters

       The 1993 and 1992 Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

   Cash and cash equivalents

       For purposes of the statement of cash flows, the 1993 and 1992 Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

      In accordance with the joint venture agreements, certain cash balances are restricted for insurance, real estate taxes and tenant security deposits. However, should cash be required for operating expenditures, the partners may modify the joint venture agreements. Included in the cash and cash equivalents balance are the following restricted amounts:

                                                December 31,    December 31
                                                   1993           1992

       Reserve for tenant security deposits     $  199,571   $  181,739
       Reserve for insurance and tax deposits      274,061      336,282
                                                $  473,632   $  518,021

      In addition, the mortgage loan of one of the joint ventures provides that, effective July 1991, the venture must maintain a cash balance in the amount of $100,000 restricted for the payment of future capital expenditures. To the extent that the venture does not expend a minimum of $100,000 in annual capital improvements, the loan agreement requires an increase in the amount to be held in the restricted account. Such restricted cash amounts aggregate $100,000 at December 31, 1993 and 1992 and are included in the balance of cash and cash equivalents on the accompanying balance sheet.

   Reclassifications

      Certain 1992 amounts have been reclassified to conform to the 1993 presentation.

2. Joint Ventures

   See Note 5 to the financial statements of PWGP in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

   a.  Rocky Mountain Partners

      The joint venture owns and operates Tantra Lake Apartments, a 301-unit apartment complex located in Boulder, Colorado



   b.  Grouse Run Associates I and II

      The joint venture owns and operates Grouse Run Apartments - Phases I and II, a 158-unit apartment complex located in Stockton, California.

   c.  Plano Chisholm Place Associates

      The joint venture owns and operates Chisholm Place Apartments, a 142-unit apartment complex located in Plano, Texas.

   d.  Austin Northcastle Partners

      The joint venture owns and operates Northcastle Apartments, a 170-unit apartment complex located in Austin, Texas.

   e.  Parkwood Montclair Partners

      The joint venture owned and operated Parkwoods Apartments, a 433-unit apartment complex located in Oakland, California. The operating investment property was entirely destroyed by fire on October 20, 1991. The net book value of the operating investment property at that date, excluding land, was $14,108,072. The Joint Venture had in place sufficient insurance coverage on the investment property as of the date of the fire. In May 1992, the Joint Venture and the insurance carrier agreed on the extent of the losses and entered into a cash settlement of $29,360,989. In September 1993, the Joint Venture and another insurance carrier entered into a cash settlement of $250,000 related to supplemental hazard insurance. Management has estimated for financial statement purposes that the amount of the settlement related to rental interruption insurance was $1,782,762, of which $673,076 was received prior to December 31, 1991. The net settlement proceeds were used as follows: (i) $19,000,000 in full payment of first mortgage loan, (ii) $1,418,459 ($64,578 of accrued interest) in full payment of operating loans payable to PWGP, (iii) $171,255 in payment of reimbursements payable to PWGP, (iv) $4,691,174 distributed to PWGP, and (v) $2,547,339 retained by the Joint Venture.

      The excess of the net settlement proceeds (net of rental interruption proceeds) over the net book value of the property and unamortized loan fees resulted in gains of $250,000 in 1993 and $11,802,387 in 1992. Certain costs incurred directly related to the fire including site cleanup, property management and legal fees aggregating $1,443,778 were offset in deriving the gain in 1992.

      Management has been working diligently to maximize the value of the 25-acre Parkwood apartment site by securing the necessary approvals and permits for the reconstruction of mult-family residential buildings on the site while simultaneously marketing the property for sale. During 1993, the joint venture was successful in obtaining approval for the construction of a condominium complex on the land. The reconstruction plans are for a project of similar size and density to that of the former Parkwood Apartment complex. Management believed these condominium conversion and site plan approvals would substantially facilitate the future sale of the land (see Note 6). Subsequent to December 31, 1993, the joint venture paid approximately $500,000 to secure certain building permits required in order to proceed with the planned reconstruction. In connection with obtaining the site plan approvals, the joint venture entered into a settlement agreement with the former tenants of the operating investment property related to their rights in the condominium conversion. Under the terms of this agreement, the venture will pay the former tenants approximately $250,000 and will offer certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project.

      During 1992, Parkwood Montclair Partners and its partners became defendants in numerous lawsuits alleging damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the investment property and several thousand homes in the surrounding area in October 1991. The joint venture's insurers who provided liability coverage during the relevant period are participating in the venture's defense subject to a reservation of rights. The joint venture and its partners vigorously dispute the allegations in the complaints that have been filed as they relate to the joint venture and discovery has commenced. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

      The following description of the joint venture agreements provides certain general information.

   Allocations of net income and loss

      The joint venture agreements provide that taxable income and tax loss from operations in each year are generally to be allocated 99% to PWGP and 1% to the co-venturers. During 1991, the terms of the Chisholm Place joint venture agreement were amended in conjunction with the debt refinancing described in Note 5. Taxable income and tax loss from operations are now allocated 80% to PWGP and 20% to the co-venturer. Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements. Allocations of income and loss for financial reporting purposes have been made in accordance with the allocations of taxable income or loss.

   Distributions

      The joint venture agreements provide that distributable net cash flow, as defined, will generally be allocated first to the payment of the deferred acquisition and consulting fees payable to affiliates of the general partners, then to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to PWGP and 1% to the co-venturers. In accordance with the amendment to the Chisholm Place joint venture agreement referred to above, beginning in 1991, cash flow of this venture, after the payment of certain priority distributions, is to be distributed 80% to PWGP and 20% to the co-venturer.

      Distribution of proceeds resulting from the sale or refinancing of the property shall be made in accordance with formulas provided in the joint venture agreements.

   Additional cash

      Additional cash required by the Joint Ventures is generally to be provided, either in the form of capital contributions or as loans to the joint ventures, 90% by PWGP and 10% by the co-venturers.

3. Related party transactions

      The 1993 and 1992 Combined Joint Ventures originally executed property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to 4 to 5% of gross receipts, as defined in the agreements. In February of 1990 the management agreement for the Northcastle Apartments was terminated and an unaffiliated third party was hired to manage the property. In 1992, Parkwood Montclair Partners paid $300,000 to the manager in connection with the termination of the existing management agreement.

      The joint venture agreements provide that the co-venturers will reimburse PWGP for their proportionate share of PWGP's management fees and certain out-of-pocket expenses incurred by PWGP in connection with the general management of the joint ventures. Such reimbursements are payable only to the extent of available cash flow from operations and are cumulative to the extent not paid. The 1993 and 1992 Combined Joint Ventures owed PWGP reimbursements totalling $454,144 and $413,727 for the years ended December 31, 1993 and 1992, respectively. Cumulative unpaid reimbursements aggregated $2,456,260 and $2,072,116 at December 31, 1993 and 1992,
   respectively.

      Certain of the joint ventures entered into consulting agreements with affiliates of their partners for the purpose of enhancement of the marketing and rental value of the property. The joint ventures began paying quarterly consulting fees commencing in 1983 and 1984, of which the total amount to be paid was $530,000. Quarterly payments were payable only out of distributable net cash flow or capital proceeds in accordance with the terms of the joint venture agreements. Consulting fees of $20,000 remained unpaid at December 31, 1993 and 1992 due to a lack of distributable net cash flow.

      Included in accounts payable at December 31, 1993 and 1992 is $20,551 and $24,577, payable to the partners of Parkwood Montclair Partners for the reimbursement of disbursements made on behalf of the joint venture.

      Notes payable to venturers at December 31, 1993 consists of $437,278 owed to PWGP and $23,169 owed to the co-venturer in the Northcastle joint venture for advances made to the venture. Notes payable to partners at December 31, 1992 consists of $199,000 owed to PWGP and $23,169 owed to the co-venturer in the Northcastle joint venture for advances made to the venture. The loans bear interest at 12% per annum and are due on demand subject to the restrictions of the joint venture agreement.

4. Reserves for repairs and capital improvements


      Under the terms of certain joint venture agreements, the joint ventures are required to maintain a cash reserve for capital expenditures consisting of an initial amount to be increased for each month of operations of the operating investment property by the joint ventures by an amount equal to 2% of the gross rents. Unless otherwise determined by the joint ventures, the principal amount of funds in the capital reserve shall only be expended for capital repairs to, or replacement of, portions of the operating properties as set forth in a budget or approved by the joint ventures. The balance of reserves for repairs and capital improvements at December 31, 1993 consists primarily of debt proceeds held by the lender of the mortgage secured by the Northcastle Apartments to pay for future property improvements to the apartment complex as required under the terms of a HUD regulatory agreement (see Note 5). In January 1994, the joint venture which owns and operates the Northcastle Apartments contracted for $157,000 of roofing improvements.

5.  Long-term debt

   Long-term debt at December 31, 1993 and 1992 consists of the following:

                                                          1993         1992

     Nonrecourse mortgage note secured by a
     first deed of trust on the Tantra Lake
     Apartments.  The loan bears interest at
     10.5% per annum, monthly payments of
     principal and interest of $84,105 will be
     made through June 1, 1996 when the
     remaining unpaid balance is due.                $ 8,703,303  $8,783,097

     Nonrecourse mortgage note secured by an all
     inclusive trust deed on the Northcastle
     operating property.  The loan bears
     interest at a rate of 7.375% per annum and
     is payable in monthly principal and
     interest installments of $31,961 through
     2018.                                             4,372,900           -

     Promissory note secured by an all-inclusive
     trust deed on the Northcastle operating
     property which wrapped around an underlying
     first deed of approximately $2,000,000.
     The loan was nonrecourse, bore interest at
     a rate of 10% per annum, interest only to
     be payable monthly through maturity on
     December 31, 1993 (see discussion below).                 -   3,710,366

     Nonrecourse mortgage note secured by a deed
     of trust on the Grouse Run I operating
     property and guaranteed by the Federal
     Housing Administration.  The loan bears
     interest at a rate of 7.5% per annum and is
     payable in monthly principal and interest
     installments of $10,634. The remaining
     unpaid balance is due February 1, 2019.           1,440,684   1,459,464

     Nonrecourse mortgage note secured by a deed of trust on the Grouse Run II operating property and guaranteed by the Federal

     Housing Administration.  The loan bears
     interest at a rate of 7.5% per annum and is
     payable in monthly principal and interest
     installments of $13,153 with the remaining
     unpaid balance due February 1, 2020.              1,805,093   1,826,659

     Real estate lien note payable secured by
     the Chisholm Place operating property and
     an assign-ment of rents.  The note is
     nonrecourse, bears interest on the unpaid
     principal balance at a rate of 10% per
     annum and is payable in monthly principal
     and interest installments, with the entire
     principal balance due on October 1, 2001.         4,160,000   4,160,000


     Total long-term debt                             20,481,980  19,939,586

     Less:  current portion                             (215,591) (3,841,713)
      $20,266,389                                    $16,097,873

     On December 1, 1993, the Northcastle joint venture refinanced its outstanding mortgage note through the issuance of a nonrecourse mortgage note payable to a third party which is insured by the U.S. Department of Housing and Urban Development (HUD). The excess proceeds from the refinancing were used to pay the financing costs, which totalled $300,859, and to fund certain required escrow reserves.

  Maturities of long-term debt for each of the next five years and thereafter are as follows:

      1994               $   215,591
      1995                   226,964
      1996                 8,605,820
      1997                   133,137
      1998                   143,367
      Thereafter          11,157,101
                         $20,481,980

6. Subsequent Event

   On April 15, 1994, Parkwood Montclair Partners sold the land at the former site of the Parkwoods Apartments (see Note 2) to an affiliate of the co-venture partner for $4,750,000. After transaction costs, net proceeds of approximately $4,699,000 were received by the venture. The sale proceeds, net of the building permit costs referred to above, approximated the carrying value of the investment property at the date of the sale. A portion of the proceeds will be retained by the joint venture to pay for the ongoing costs associated with the claims described in Note 2. Remaining net proceeds were distributed to the venture partners in accordance with the terms of the joint venture agreement, with PWGP receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. Due to the outstanding legal claims involving the joint venture, there are no plans to liquidate the joint venture in the immediate future.

Schedule XI - Real Estate and Accumulated Depreciation
                                                  COMBINED JOINT VENTURES OF
                                              PAINE WEBBER GROWTH PROPERTIES LP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      DECEMBER 31, 1993
                                                                                                                          Life
                                                Costs                                                                   on Which
                                              (Removed)                                                               Depreciation
                                              Capitalized                                                                in Latest
                            Initial Cost to Subsequent to    Gross Amount at Which                                       Income
                            Partnership       Acquisition    Carried at End of Year                                      Statement
                                 Buildings &  Buildings &         Buildings &        Accumulated   Date of       Date     is
Description Encumbrances(C) Land Improvements Improvements  Land  Improvements Total Depreciation  Construction  Acquired Computed
COMBINED JOINT VENTURES:

Apartment
Complex
Plano, TX   $4,160,000 $1,743,593 $6,249,650 $ 154,818 $1,743,593 $6,404,468  $8,148,061  $2,376,667    1982   5/31/83  5-30 yrs

Apartment
Complex
Stockton,
CA           3,245,777   545,392   4,914,414   457,338    545,392  5,371,752    5,917,144   2,215,448   1980  3/31/83  5-30 yrs

Apartment
Complex
Boulder,
CO           8,703,303 2,035,845   8,746,515 1,699,709  2,035,845 10,446,224   12,482,069   4,477,393   1974  2/17/83  5-30 yrs

Apartment
Complex
Oakland,
CA (A)              -  4,101,479  17,231,066(15,539,833)4,101,479 1,691,233    5,792,712           -     (A) 10/31/83 (A)

Apartment
Complex
Austin,
TX          4,372,900  1,120,684  4,474,186   646,555   1,120,684 5,120,741    6,241,425   1,996,490    1971  9/30/83  5-30 yrs

          $20,481,980 $9,546,993$41,615,831$(12,581,413)$9,546,993$29,034,418$38,581,411 $11,065,998

Notes:
(A)  See Note 2 of Notes to Financial Statements for further information regarding the Parkwoods Apartments, which was completely
destroyed by fire on October 20, 1991.  As described in Note 6, the land on which the Parkwood         Apartments were located was
sold on April 15, 1994.
(B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $36,624,000.
(C)  See Note 5 of Notes to Financial Statements.
(D)  Reconciliation of real estate owned:
                                                    December 31,     December 31,
                                                       1993              1992

      Balance at beginning of year                  $37,588,856      $36,763,389
      Acquisitions and improvements                     992,555          825,467
      Balance at end of year                      $  38,581,411      $37,588,856

(D)  Reconciliation of accumulated depreciation:
      Balance at beginning of year                  $ 9,998,366     $  8,948,576
      Depreciation expense                            1,067,632        1,049,790
      Balance at end of year                        $11,065,998      $ 9,998,366


                             REPORT OF INDEPENDENT AUDITORS









The Partners
Paine Webber Growth Properties LP:

    We have audited the accompanying combined balance sheets of the 1991 Combined Joint Ventures of PaineWebber Growth Properties LP as of December 31, 1991 and 1990, and the related combined statements of operations and changes in venturers' capital and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1991 Combined Joint Ventures of Paine Webber Growth Properties LP at December 31, 1991 and 1990 and the combined results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.



                                   /S/ ERNST & YOUNG
                                   ERNST & YOUNG

Boston, Massachusetts
February 12, 1992, except for
the second paragraph of
Note 2f, as to which the date
is June 24, 1992

                             1991 COMBINED JOINT VENTURES OF
                            PAINE WEBBER GROWTH PROPERTIES LP

                                 COMBINED BALANCE SHEETS

                                December 31, 1991 and 1990

                                          Assets
                                                       1991            1990
CURRENT ASSETS:
   Cash and cash equivalents                      $    892,543    $  1,534,100
   Escrow deposits                                      34,530          14,878
   Accounts receivable                                 100,224           2,392
   Prepaid expenses                                    154,171         153,130
   Other current assets                                 21,823          13,097
         Total current assets                        1,203,291       1,717,597

Operating investment properties:
   Land                                             11,575,573      11,575,573
   Buildings, improvements and equipment            39,358,518      58,563,684
                                                    50,934,091      70,139,257
   Less accumulated depreciation                   (12,950,389)    (16,868,426)
                                                    37,983,702      53,270,831

Insurance recoverable                               14,108,072               -
Other assets                                           274,774               -
Reserve for capital expenditures                        39,937          63,595
Deferred expenses, net of accumulated amortization
 of $231,898 and $486,124 in 1991 and 1990,
 respectively                                          486,359         427,131

                                                  $ 54,096,135    $ 55,479,154

                            Liabilities and Venturers' Capital

CURRENT LIABILITIES:
   Accounts payable and other liabilities         $    520,628    $    504,463
   Accrued real estate taxes                           396,539         270,258
   Accrued interest                                    193,551         130,163
   Accrued management fee                               11,194          32,096
   Tenant security deposits                            199,205         339,264
   Current portion of long-term debt                 1,328,615          84,953
   Notes payable to venturers                          383,419         222,169
         Total current liabilities                   3,033,151       1,583,366

Reimbursements payable to venturer                   1,829,644       1,592,324

Deferred fees payable to affiliates                     77,000         223,250

Deferred interest payable                               54,454       1,128,536

Long-term debt                                      43,845,464      48,168,440

Venturers' capital                                   5,256,422       2,783,238
                                                  $ 54,096,135    $ 55,479,154

                          See accompanying notes.


                      1991 COMBINED JOINT VENTURES OF

                            PAINE WEBBER GROWTH PROPERTIES LP

           COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
                      For the years ended December 31, 1991 and 1990


                                                  1991              1990
REVENUES:
  Rental income                               $ 9,688,115       $ 9,820,671
  Interest income                                  58,397            75,928
  Other income                                    969,529           398,746
                                               10,716,041        10,295,345

EXPENSES:
  Interest expense                              4,116,613         4,452,068
  Depreciation and amortization                 2,366,250         2,409,916
  Salaries                                      1,246,207         1,126,524
  Maintenance                                   1,049,366           936,969
  Property operating expenses                     791,111           894,363
  Real estate taxes                               731,388           762,523
  General and administrative                      607,804           552,927
  Management fees                                 505,505           494,314
  Reimbursements to partner                       411,614           418,267
  Professional fees                               162,772           326,477
  Other                                           246,629           303,015
                                               12,235,259        12,677,363

Loss before extraordinary gain                 (1,519,218)       (2,382,018)

Extraordinary gain on extinguishment of debt    3,616,475                 -

Net income (loss)                               2,097,257        (2,382,018)

Contributions from venturers                    1,230,652           146,467

Distributions to venturers                       (854,725)       (3,879,635)

Venturers' capital, beginning of year           2,783,238         8,898,424

Venturers' capital, end of year                $5,256,422       $ 2,783,238



                          See accompanying notes.

                                1991 COMBINED JOINT VENTURES OF
                               PAINE WEBBER GROWTH PROPERTIES LP

                               COMBINED STATEMENTS OF CASH FLOWS
                        For the years ended December 31, 1991 and 1990
                       Increase (Decrease) in Cash and Cash Equivalents

                                                          1991        1990
Cash flows from operating activities:
  Net income (loss)                                  $ 2,097,257 $(2,382,018)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Extraordinary gain on extinguishment of debt      (3,616,475)          -
    Depreciation and amortization                      2,366,250   2,409,916
    Amortization of debt forgiveness                    (233,183)   (222,928)
    Changes in assets and liabilities:
      Escrow deposits                                    (19,652)     67,682
      Accounts receivable                                (97,832)     14,976
      Prepaid expenses                                    (1,041)    (10,196)
      Other current assets                                (8,726)     (9,766)
      Other assets                                      (274,774)          -
      Deferred expenses                                      650     (12,650)
      Accounts payable and other liabilities              16,165     281,156
      Accrued real estate taxes                          126,281      63,192
      Accrued interest                                    63,388      95,034
      Accrued management fees                            (20,902)      1,834
      Tenant security deposits                          (140,059)     34,529
      Reimbursements payable to venturer                 237,320     250,737
      Deferred interest payable                         (171,385)    467,403

        Total adjustments                             (1,773,975)  3,430,919
        Net cash provided by operating activities        323,282   1,048,901

Cash flows from investment activities:
  Additions to operating investment properties        (1,099,075) (1,385,442)
  Payments of deferred acquisition fees                 (146,250)          -
  Decrease in reserve for capital expenditures            23,658      19,400
        Net cash used for investing activities        (1,221,667) (1,366,042)

Cash flows from financing activities:
  Repayment of long-term debt                         (4,269,697)(13,306,175)
  Proceeds from the issuance of long-term debt         4,160,000  19,000,000
  Capital contributions                                1,230,652     146,467
  Distributions to venturers                            (854,725) (3,879,635)
  Financing fees                                        (170,652)   (317,643)
  Borrowings from venturers                              161,250           -
        Net cash provided by financing activities        256,828   1,643,014

Net increase (decrease) in cash and  cash equivalents   (641,557)  1,325,873

Cash and cash equivalents, beginning of year           1,534,100     208,227

Cash and cash equivalents, end of year               $   892,543 $ 1,534,100

Cash paid during the year for interest               $ 4,487,461 $ 4,220,965
                            See accompanying notes.

1. Summary of significant accounting policies
   Organization

       The accompanying financial statements of the 1991 Combined Joint Ventures of PaineWebber Growth Properties, LP (1991 Combined Joint Ventures) include the accounts of Rocky Mountain Partners, a Colorado general partnership; Grouse Run Associates I and II, a California general partnership; Nob Hill Partners, a Texas general partnership; Plano Chisholm Place Associates, a Texas general partnership; Austin Northcastle Partners, a Texas general partnership; and Parkwood Montclair Partners, a California general partnership. The financial statements of the 1991 Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-ventures and PaineWebber Growth Properties, LP (PWGP) which owns a majority interest in each of the joint ventures mentioned below.

   The dates of PWGP's acquisition of interests in the joint ventures are as follows:

                                        Date of Acquisition
   Joint Venture                           of Interest


   Rocky Mountain Partners              February 17, 1983
   Grouse Run Associates I and II       March 31, 1983
   Nob Hill Partners                    March 31, 1983
   Plano Chisholm Place Associates      May 31, 1983
   Austin Northcastle Partners          September 30, 1983
   Parkwood Montclair Partners          October 31, 1983

   Basis of presentation

       Certain of the records of the 1991 Combined Joint Ventures are maintained on the income tax basis of accounting and are adjusted, principally for depreciation, to conform with generally accepted accounting principles for financial reporting purposes.

   Operating investment properties

       The operating investment properties are recorded at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to thirty years. Professional fees (including deferred acquisition fees paid to an affiliate of the general partner, see Note 3), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

       The operating investment property owned by Parkwood Montclair Partners was completely destroyed by fire on October 20, 1991 (see Note 2). The joint venture incurred costs to remove debris and perform engineering and consulting studies in order to prepare the land for future development. These costs, totalling $274,774, have been capitalized as other assets on the accompanying balance sheet at December 31, 1991, pending management's decision on whether to rebuild the operating property, which had not been made as of year-end.

   Deferred expenses

       Deferred expenses consist primarily of organization costs and loan fees which are being amortized over five years and the terms of the related loans, respectively.


   Income tax matters

       The 1991 Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

   Cash and cash equivalents

       For purposes of the statement of cash flows, the 1991 Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

      In accordance with the joint venture agreements, certain cash balances are restricted for insurance, real estate taxes and tenant security deposits. However, should cash be required for operating expenditures, the partners generally may so modify the joint venture agreements. Included in the cash and cash equivalents balance are the following restricted amounts:

                                          December 31,      December 31,
                                              1991             1990

   Reserve for tenant security deposits    $  199,205      $  313,116
   Reserve for insurance and tax deposits     210,401          86,023

                                           $  409,606      $  399,139

      In addition, the mortgage loan of one of the joint ventures provides that, effective July 1991, the venture must maintain a cash balance in the amount of $100,000 restricted for the payment of future capital expenditures. To the extent that the venture does not expend a minimum of $100,000 in annual capital improvements, the loan agreement requires an increase in the amount to be held in the restricted account. Such restricted cash amounts aggregate $100,000 at December 31, 1991 and are included in the balance of cash and cash equivalents on the accompanying balance sheet.

2. Joint Ventures

   See Notes 4 and 5 to the financial statements of PWGP in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

   a.  Rocky Mountain Partners

      The joint venture owns and operates Tantra Lake Apartments, a 301-unit apartment complex located in Boulder, Colorado

   b. Grouse Run Associates I and II

      The joint venture owns and operates Grouse Run Apartments - Phases I and II, a 158-unit apartment complex located in Stockton, California.

   c. Nob Hill Partners


      The joint venture owns and operates Nob Hill Apartments, a 368-unit apartment complex located in San Antonio, Texas.


   d. Plano Chisholm Place Associates

      The joint venture owns and operates Chisholm Place Apartments, a 142-unit apartment complex located in Plano, Texas.

   e. Austin Northcastle Partners

      The joint venture owns and operates Northcastle Apartments, a 170-unit apartment complex located in Austin, Texas.

   f. Parkwood Montclair Partners

      The joint venture owned and operated Parkwoods Apartments, a 433-unit apartment complex located in Oakland, California.

      The operating investment property was completely destroyed by a fire on October 20, 1991. The net book value of the property at that date, excluding land, was $14,108,072. The Joint Venture was fully covered by property, liability and rental interruption insurance for the losses as a result of this catastrophe. Subsequent to year-end, in May of 1992, the joint venture reached a settlement agreement with the property insurer. The settlement calls for the insurance carrier to pay the venture an amount of approximately $29,361,000 to cover the loss of the operating property. As of May 28, 1992, cash of approximately $29,361,000 has been funded by the insurance carrier in accordance with the settlement terms, in full satisfaction of the venture's claim. Of this amount, $28 million was placed in an escrow account in the name of the venture and the mortgage lender on the property pending management's decision on whether to rebuild the operating property or pay off the outstanding $19 million mortgage loan and distribute the net proceeds to the venture partners.
      In addition to the $28 million, the Joint Venture accepted $1,360,898 as part of its rental interruption claim. As of December 31, 1991, the joint venture had received from the insurance carrier amounts totalling $576,780 for lost rents relating to the period from October 20, 1991 to December 31, 1991; this amount has been included in other revenues on the accompanying 1991 statement of operations. Subsequent to December 31, 1991, the joint venture received additional amounts, of which $96,296 relates to 1991 and is included in receivables at December 31, 1991. The joint venture still has outstanding claims against one of its insurance carriers, but does not expect to receive any significant additional insurance proceeds.

      The joint venture is subject to certain claims filed by former tenants of the Parkwoods Apartments arising as a result of the fire. While management believes it has valid defenses against all of these claims, it will be up to the liability insurance carrier to decide whether to vigorously defend against such actions or seek monetary settlements with the former tenants. Management is confident that the venture's liability insurance coverage is adequate to cover any potential losses resulting from such claims.

      In June of 1992, the venture partners agreed not to rebuild and to distribute the net insurance proceeds, after the payment of the outstanding mortgage loan obligation and certain other liabilities. Furthermore, management is currently evaluating the available alternatives with regard to the remaining land at the former site of the Parkwoods Apartments and may initiate efforts to sell the land and liquidate the joint venture. Management believes it would be able to recover the full carrying value of the land plus any additional capitalized costs from the proceeds of a sale transaction. The net book value of the operating investment property has been reclassified as an insurance recoverable asset at December 31, 1991. Based on management's decision to distribute the net insurance proceeds, the joint venture will recognize a gain in 1992 in the amount of the excess of the insurance proceeds over the sum of the net book value of the operating investment property and certain costs capitalized subsequent to the fire.

      The following description of the joint venture agreements provides certain general information.

   Allocations of net income and loss

      The joint venture agreements provide that taxable income and tax loss from operations in each year are generally to be allocated 99% to PWGP and 1% to the co-venturers. During 1991, the terms of the Chisholm Place joint venture agreement were amended in conjunction with the debt refinancing described in Note 5. Taxable income and tax loss from operations are now allocated 80% to the PWGP and 20% to the co-venturer. Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements. Allocations of income and loss for financial reporting purposes have been made in accordance with the allocations of taxable income or loss.


   Distributions

      The joint venture agreements provide that distributable net cash flow, as defined, will generally be allocated first to the payment of the deferred acquisition and consulting fees payable to affiliates of the general partners, then to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to PWGP and 1% to the co-venturers. In accordance with the amendment to the Chisholm Place joint venture agreement referred to above, beginning in 1991, cash flow of this venture, after the payment of certain priority distributions, is to be distributed 80% to PWGP and 20% to the co-venturer.

      Distribution of proceeds resulting from the sale or refinancing of the property shall be made in accordance with formulas provided in the joint venture agreements.

   Additional cash

      Additional cash required by the Joint Ventures is generally to be provided, either in the form of capital contributions or as loans to the joint ventures, 90% by PWGP and 10% by the co-venturers.

   Other

      The Northcastle Apartments property has suffered recurring losses from operations which, to date, have been funded by the venture partners. The ability of the joint venture to continue its operations is contingent upon its achieving profitable operations and/or the continued financial support of the partners. Management of PWGP currently plans to fund the venture's operations, to the extent necessary, for at least the next year.

      In addition, as discussed in Note 5, the debt secured by the Nob Hill Apartments requires a balloon payment of approximately $1,168,000 during 1992. The venture does not currently have any source of funds other than additional partner capital contributions to finance operations or retire principal on the outstanding debt obligations. However, the venture is attempting to refinance the long-term debt with another lending source. In the event that a refinancing transaction cannot be completed by the due date of the balloon payment, management of PWGP is prepared to use PWGP's cash resources to prevent a default under the venture's loan agreement.


3. Related party transactions

      The 1991 Combined Joint Ventures originally entered into property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to 4 to 5% of gross receipts, as defined in the agreements. In February of 1990 the management agreement for the Northcastle Apartments was terminated and an unaffiliated third party was hired to manage the property.

      The joint venture agreements provide that the co-venturers will reimburse PWGP for their proportionate share of PWGP's management fees and certain out-of-pocket expenses incurred by PWGP in connection with the general management of the joint ventures. Such reimbursements are payable only to the extent of available cash flow from operations and are cumulative to the extent not paid. The Combined Joint Ventures owed PWGP reimbursements totalling $411,614 and $418,267 for the years ended December 31, 1991 and 1990, respectively. Cumulative unpaid reimbursements aggregated $1,829,644 and $1,592,324 at December 31, 1991 and 1990, respectively.

      PWGP and the co-venturers have earned acquisition fees of $2,247,500 and $936,000, respectively, in connection with the investments in the joint ventures and the acquisitions of the investment properties. Of PWGP's fees, $583,500 was deferred and was payable to the extent of net cash flow, as defined, in quarterly installments. The remaining deferred acquisition fees, aggregating $146,250, was paid in full during 1991.

      Certain of the joint ventures entered into consulting agreements with affiliates of their partners for the purpose of enhancement of the marketing and rental value of the property. The joint ventures began paying quarterly consulting fees commencing in 1983 and 1984, of which the total amount to be paid was $587,000. Quarterly payments were payable only out of distributable net cash flow or capital proceeds in accordance with the terms of the joint venture agreements. Consulting fees of $77,000 remained unpaid at December 31, 1991 and 1990 due to a lack of distributable net cash flow.

      Included in accounts payable at December 31, 1991 and 1990 is $46,095 and $231,170, respectively, payable to the partners of Parkwood Montclair Partners for the reimbursement of disbursements made on behalf of the joint venture.

      Notes payable to venturers at December 31, 1991 and 1990 includes $199,000 owed to PWGP and $23,169 owed to the co-venturer in the Northcastle joint venture for advances made to the venture during 1989. In addition, notes payable to venturers at December 31, 1991 also includes a $71,250 operating loan owed to PWGP in connection with advances to the Nob Hill Partners joint venture and a $90,000 operating loan owed to PWGP in connection with advances to the Parkwood Montclair Partners joint venture. The loans generally bear interest at 12% per annum and are due on demand subject to the restrictions of the joint venture agreement.

4. Reserve for capital expenditures

      Under the terms of certain joint venture agreements, the joint ventures are required to maintain a cash reserve for capital expenditures consisting of an initial amount to be increased for each month of operations of the operating investment property by the joint ventures by an amount equal to 2% of the gross rents. Unless otherwise determined by the joint ventures, the principal amount of funds in the capital reserve shall only be expended for capital repairs to, or replacement of, portions of the operating properties as set forth in a budget or approved by the joint ventures. The capital reserves at December 31, 1991 and 1990 of $39,937 and $63,595, respectively, as calculated under the terms of the joint venture agreements, are maintained in escrow accounts with financial institutions.


5. Long-term debt

      Long-term debt at December 31, 1991 and 1990 consists of the following:

                                                          1991         1990

      Promissory note secured by an
      all-inclusive trust deed on the
      Northcastle operating property
      which wraps around an underlying
      first deed of approximately
      $2,000,000.  The loan was
      modified in 1989.  The loan
      bears interest at 10% per annum,
      interest only to be payable
      monthly through maturity of
      December 31, 1993.  See
      discussion below regarding debt
      modification.                                $  3,811,711     $ 3,754,918

      Mortgage note secured by a first
      deed of trust on the Tantra Lake
      Apartments.  The loan bears
      interest at 9-3/4% per annum,
      interest only to be payable
      monthly through June 1991 and
      thereafter, monthly payments of
      principal and interest of
      $84,105 will be made through
      June 1, 1996 when the remaining
      unpaid balance is due.                          8,865,055       8,900,000


      Mortgage note secured by a deed
      of trust on the Grouse Run I
      operating property and
      guaranteed by the Federal
      Housing Administration.  The
      loan bears interest at a rate of
      7.5% per annum and is payable in
      monthly principal and interest
      installments of $10,634. The
      remaining unpaid balance is due
        February 1, 2019.                             1,476,902       1,493,082

      Mortgage note secured by a deed
      of trust on the Grouse Run II
      operating property and
      guaranteed by the Federal
      Housing Administration.  The
      loan bears interest at a rate of
      7.5% per annum and is payable in
      monthly principal and interest
      installments of $13,153 with the
      remaining unpaid balance is
        due February 1, 2020.                         1,846,671       1,865,242

      Mortgage loan secured by a
      first deed of trust on the
      Parkwood Apartment property.
      The loan bears interest at a
      rate of 10.25% per annum and is
      payable in monthly principal
      and interest installments of
      $162,292 from August 1990
      through to July 1992 and
      $170,367 thereafter until July
      1, 1997, when the remaining
      unpaid balance becomes  due.
      See
      discussion below regarding debt
      refinancing and retirement.                    19,000,000      19,000,000

      Real estate lien note payable
      secured by the Chisholm Place
      operating property and
      assignment of rents.  The note
      bears interest on the unpaid
      principal balance at a rate of
      10% per annum and is payable in
      monthly principal and interest
      installments, with the entire
      principal balance  due on
      October 1, 2001.  See discussing
      below regarding debt retirement
        and refinancing                               4,160,000               -

      First real estate lien note
      payable to a bank and secured by
      the Chisholm Place operating
      property and assignment of
      rents.  The loan bears interest
      at the greater of 7-1/2% or the
      prime rate. See discussion below
      regarding
        1991 refinancing.                                     -       4,314,074

      Second real estate lien note
      payable to a bank and secured by
      the Chisholm Place operating
      property and assignment of
      rents.  The loan bears interest
      at the greater of 7-1/2% or the
      prime rate.  See discussion
      below regarding
        1991 refinancing.                                     -       2,679,154

      Mortgage note payable secured by
      the Nob Hill operating property.
      The loan bears interest at
      9%.   See  discussion below
      regarding debt
      modification.

          Principal balance                           5,783,789       5,783,789
          Unamortized debt forgiveness                  229,951         463,134
                                                      6,013,740       6,246,923

        Total long-term debt                         45,174,079      48,253,393

        Less:  current portion                       (1,328,615)        (84,953)
                                                    $43,845,464     $48,168,440


      On September 9, 1991, Plano Chisholm Place Associates refinanced its mortgage loan obligations. The lender released the joint venture from its obligations under the First and Second notes in return for a payment of $4,200,001. The resulting balance of $2,793,228 and accrued interest forgiven of $975,408, net of deferred loan fees written off of $22,657 and a deferred interest asset of $129,504 (which related to the accrual of imputed interest under a prior modification agreement) was recorded as an extraordinary gain on extinguishment of debt. The $4,200,001 payment was funded in part by a $4,160,000 real estate lien note payable issued by a new lender. The new loan has certain prepayment penalties and is collateralized by the Chisholm Place Apartments and an assignment of rents.

     On June 28, 1990, Parkwood Montclair Partners refinanced its mortgage debt. The joint venture obtained a $19 million mortgage note payable, bearing interest at 10.25% per annum, with interest only payments of $162,292 due monthly for the first two years and monthly payments of principal and interest of $170,367 due for the next five years, until maturity in July of 1997, at which time a balloon payment of $18,370,547 will be due. Proceeds from the refinancing, after payment of transaction costs, were used to repay the existing debt of the venture of approximately $13.5 million (including accrued interest and a prepayment penalty aggregating approximately $380,000) and to fund an escrow account of approximately $1.5 million, which had been reserved for certain planned capital improvements to the Parkwoods operating property, prior to the fire described in Note 2. The remaining net proceeds of approximately $3.7 million were distributed to PWGP, in accordance with the joint venture agreement.

     On December 1, 1989, the Austin Northcastle Partners joint venture modified the promissory note secured by the operating property. The modification increased the principal balance by $27,417 of accrued but unpaid interest at September 1, 1989, extended the maturity date from September 30, 1990 to December 31, 1993, postponed principal payments until maturity, and reduced the required monthly interest payments to the bank. The note now requires monthly interest payments of $21,265 in 1990, $24,304 in 1991, $27,341 in 1992 and $30,380 in 1993, as well as quarterly payments of interest equal to net income less the monthly interest and payments for qualified expenditures (as defined in the note). If the quarterly payment is not large enough to pay the remaining interest for that specific quarter, the unpaid interest is added to the principal balance of the note. If the quarterly payments are larger than the remaining interest for that specific quarter, the excess is to be applied to interest previously added to the principal balance of the note. The quarterly payments are not to exceed the total of: (1) all accrued unpaid interest, and (2) all interest that was previously added to the principal balance of the note. During 1991, such quarterly payments totalling $33,060 were made. The remaining unpaid interest at the end of each quarter during 1991, which totalled $52,747, was
  added to the principal balance of the note.   During 1990, no quarterly
  payments were made and the unpaid interest at the end of each quarter, which totalled $113,413, was added to the principal of the note.

     On December 1, 1986, the terms of the Nob Hill Joint Venture mortgage note payable were modified. The modification agreement required the Partnership to make a principal payment in the amount of $2,000,000 and required the noteholder to reduce the principal amount of the note by an additional $1,250,000. The modification agreement also reduced the interest rate on the note from 9-7/8% to 9% and changed the repayment terms. The new repayment terms require the Partnership to pay to the note holder the greater of (a) net cash flow or (b) the amount of the next installment of principal and interest due under the Prior Lien Note, or, if the Prior Lien Note is paid, then the next installments of principal and interest due under the promissory notes dated October 30, 1972, and November 27, 1974. The Partnership is required to make a principal payment of $1,168,136 on October 1, 1992, which represents the balloon payment due on the October 30, 1972 promissory note. Upon maturity of the October 30, 1972 promissory note, the Partnership has the option to (i) pay to the noteholder the difference between the principal and interest due on the all-inclusive promissory mortgage note payable and the unpaid principal balance and accrued interest on the November 27, 1974 promissory note, in which event the all-inclusive promissory mortgage note payable would be cancelled and all liens would be discharged or (ii) pay the entire unpaid principal balance due plus the 1% prepayment penalty on the November 27, 1974 promissory note, in which event the all-inclusive promissory mortgage note payable would be cancelled and all liens would be discharged. Except for the balloon payment and the prepayment options, cash flow required to be paid to the note holder will not exceed an amount equal to the interest on the note at the rate of 9% per annum. The difference, if any, between the amount payable on the note, as described above, and interest on the note at 9% per annum shall be accrued and payable on April 1, 1993. On April 1, 1993, all accrued interest and all unpaid principal is due. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the above modification, as it relates to the $1,250,000 principal reduction, is accounted for prospectively at the effective interest rate of 4.6%. Interest will accrue at a constant rate over the life of the loan.

     Maturities of long-term debt for each of the next five years and thereafter are as follows:

      1992              $  1,328,615
      1993                12,824,709
      1994                   261,894
      1995                   289,017
      1996                 8,673,416
      Thereafter          21,566,477
                        $ 44,944,128

Schedule XI - Real Estate and Accumulated Depreciation
                                                                            1991 COMBINED JOINT VENTURES OF
                                                                           PAINE WEBBER GROWTH PROPERTIES LP
                                                                 Schedule of Real Estate and Accumulated Depreciation

                                                                                   December 31, 1991
                                                                                                                           Life
                                                    Costs                                                                  on Which
                                                 Capitalized                                                            Depreciation
                               Initial Cost to  Subsequent to       Gross Amount at Which                                  in Latest
                               Partnership      Acquisition     Carried at End of Year                                     Income
                                  Buildings &   Buildings &        Buildings &                                             Statement
                                                                                        Accumulated    Date of    Date     is
Description Encumbrances (B) Land Improvements  Improvements Land  Improvements  Total  Depreciation Construction Acquired Computed
COMBINED JOINT VENTURES:
Apartment
Complex
Plano, TX   $ 4,160,000 $1,743,593 $ 6,249,650  $ 149,641 $ 1,743,593 $ 6,399,291 $ 8,142,884  $ 1,956,356  1982   5/31/83 5-30 yrs

Apartment
Complex
San Antonio,
TX            5,783,789  2,028,580  11,518,149    898,747   2,028,580  12,416,896  14,445,476    4,001,813  1972-
                                                                                                            1974   3/31/83  5-30 yrs

Apartment
Complex
Stockton,
CA            3,323,573    545,392   4,914,414    450,179     545,392   5,364,593   5,909,985    1,809,394  1980   3/31/83  5-30 yrs

Apartment
Complex
Boulder,
CO            8,865,055  2,035,845   8,746,515  1,383,570   2,035,845  10,130,085  12,165,930    3,577,031  1974   2/17/83  5-30 yrs

Apartment
Complex
Oakland,
CA (A)       19,000,000  4,101,479  17,231,066  3,073,175   4,101,479           -   4,101,479            -    (A) 10/31/83  (A)


Apartment
Complex
Austin, TX    3,811,711  1,120,684   4,474,186    573,467   1,120,684   5,047,653   6,168,337    1,605,795  1971   9/30/83  5-30 yrs

            $44,944,128$11,575,573 $53,133,980 $6,528,779 $11,575,573 $39,358,518 $50,934,091  $12,950,389

Notes:
(A)  See Note 2 of Notes to Financial Statements for further information regarding the Parkwoods Apartments, which was completely destroyed by fire on October 20, 1991.
(B)  The aggregate cost of real estate owned at December 31, 1991 for Federal income tax purposes is approximately $48,467,000.
(C)  See Note 5 of Notes to Financial Statements.
(D)  Reconciliation of real estate owned:
                                                                          December 31,               December 31,
                                                                            1991                         1990

                 Balance at beginning of year                             $70,139,257               $68,753,815
                 Acquisitions and improvements                              1,099,075                 1,385,442
                 Write-off of property destroyed by fire                  (20,304,241)                        -
                 Balance at end of year                                   $50,934,091               $70,139,257

(D)  Reconciliation of accumulated depreciation:
                 Balance at beginning of year                             $16,868,426               $14,646,663
                 Depreciation expense                                       2,278,132                 2,221,763
                 Write-off of accumulated depreciation on
                   property destroyed by fire                              (6,196,169)                        -
                 Balance at end of year                                   $12,950,389               $16,868,426

