Form 10-K405
period 1995-03-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1995-07-14
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1995
                                    OR

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

                   UNITS OF LIMITED PARTNERSHIP INTEREST
                             (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No  .

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                 Form 10-K Reference
Prospectus of registrant dated                              Part IV
November 15, 1982, as supplemented

Current Report on Form 8-K                                  Part IV
of registrant dated December 23, 1994

                    PAINE WEBBER GROWTH PROPERTIES LP
                              1995 FORM 10-K

                             TABLE OF CONTENTS


PART   I                                                             Page

Item 1    Business                                                    I-1

Item 2    Properties                                                  I-3

Item 3    Legal Proceedings                                           I-3

Item 4    Submission of Matters to a Vote of Security Holders         I-4


PART  II

Item 5    Market for the Partnership's Limited Partnership
           Interests and Related Security Holder Matters              II-1

Item 6    Selected Financial Data                                     II-1

Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                II-2

Item 8    Financial Statements and Supplementary Data                 II-6

Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                      II-6

PART III

Item 10   Directors and Executive Officers of the Partnership         III-1

Item 11   Executive Compensation                                      III-3

Item 12   Security Ownership of Certain Beneficial Owners
           and Management                                             III-3

Item 13   Certain Relationships and Related Transactions              III-3


PART  IV

Item 14   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                        IV-1

SIGNATURES                                                            IV-2

INDEX TO EXHIBITS                                                     IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   F-1 to F-33

                                     PART I

ITEM 1.  BUSINESS

   Paine Webber Growth Properties LP (the "Partnership") is a limited partnership formed in August 1982, under the Uniform Limited Partnership Act of the State of Delaware, for the purpose of investing in a portfolio of rental apartment properties which had potential for near-term capital appreciation. It is the Partnership's intention to enhance the value of the properties through the use of capital reserves and by reinvesting cash flow from operations. The Partnership sold $29,193,000 in Limited Partnership units (29,193 units at $1,000 per unit) from November 15, 1982 through September 30, 1983 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-78818). In addition, the Initial Limited Partner contributed $1,000 for one unit (a "Unit") of Limited Partnership Interest. Limited Partners will not be required to make any additional capital contributions.

   As of March 31, 1995, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture           Date of
Name and Type of Property       Acquisition     Type of
Location                 Size   of Interest     Ownership (1)

Rocky Mountain Partners  301     2/17/83    Fee ownership of land and
Tantra Lake Apartments   Units              improvements
Boulder, Colorado                           (through joint venture)

Grouse Run
  Associates I & II      158     3/31/83    Fee ownership of land and
Grouse Run Apartments    Units              improvements
Stockton, California                        (through joint venture)

Nob Hill Partners        368     3/31/83    Fee ownership of land and
Nob Hill Apartments      Units              improvements
San Antonio, Texas                          (through joint venture)

Plano Chisholm Place     142     5/31/83    Fee ownership of land and
Associates               Units              improvememts
Chisholm Place Apartments                   (through joint venture)
Plano, Texas


(1)See Notes to the Financial Statements of the Partnership filed in Item 14(a)(1) of this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

   The Partnership originally owned interests in six operating investment properties. In addition to the properties listed above, the Partnership owned interests in the Parkwoods Apartments and the Northcastle Apartments. On October 20, 1991, the 433-unit Parkwoods Apartments complex was completely destroyed by a fire which devastated a large section of the hills over Oakland, California. On May 27, 1992, the joint venture received a full and final insurance settlement of approximately $29,361,000 for coverage on the damage to the buildings and the loss of rental income. On April 15, 1994, the land at the former Parkwoods site was sold to an affiliate of the Partnership's co-venture
partner for $4,750,000.   See the discussion in Item 7 and the notes to the
financial statements of the Partnership accompanying this Annual Report for a further discussion of these events. On December 23, 1994, Austin Northcastle Partners, a joint venture in which the Partnership had an interest, sold its operating investment property (Northcastle Apartments) to an unaffiliated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of approximately $1,620,000 from the sale. The Partnership's share of such proceeds was $1,581,000, in accordance with the
terms of the joint venture agreement.   See the discussion in Item 7 and the

notes to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction.

   The Partnership's principal investment objectives are to invest the net cash proceeds from the offering of limited partnership units in rental apartment properties with the goals of obtaining:

(1)capital appreciation;
(2)tax losses during the early years of operations from deductions generated by investments;
(3)equity build-up through principal repayments of mortgage loans on Partnership properties; and
(4)cash distributions from rental income.

   The primary investment objective of the Partnership is capital appreciation. The Partnership may sacrifice attainment of its other objectives to the extent required to achieve the capital appreciation objective. Through March 31, 1995, the Limited Partners had received cumulative cash distributions totalling $13,651,000, or approximately $467 per original $1,000 investment, including distributions of $4,796,000 paid during fiscal 1995. As noted above, on April 15, 1994 the Parkwoods land was sold to an affiliate of the Partnership's co-venture partner for $4,750,000. The Partnership received net proceeds from this sale (prior to certain reserves), of approximately $4,613,000, which were distributed to the Limited Partners in June 1994. The cumulative cash returns described above include $372 per original $1,000 investment from sale, refinancing or other disposition transactions, consisting of proceeds from the Parkwoods insurance settlement, the subsequent land sale and the 1986 refinancing of the Tantra Lake Apartments. The remaining cash distributions have been paid from operating cash flow of the Partnership. The Partnership resumed regular quarterly distributions with the payment made on November 15, 1994 for the quarter ended September 30, 1994. Such distributions are being paid at a rate of 2% per annum on a Limited Partner's remaining capital account. As noted above, the Partnership received the required approval of the sale of the Northcastle Apartments subsequent to year-end. On June 15, 1995, the Partnership made a special distribution to the Limited Partners of $90 per original $1,000 investment, consisting of the Partnership's share of the net proceeds of the Northcastle sale and the release of certain excess reserve funds. Subsequent to this distribution, Limited Partners have a remaining capital account balance of $538 per original $1,000 investment. As of March 31, 1995, the Partnership had retained an ownership interest in four of its six original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of such liquidations, which cannot presently be determined.

   The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership.

   All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. Despite this competition, the lack of new construction of multi-family housing has allowed the oversupply which exists in most markets to begin to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. The California real estate market, where the Partnership's Grouse Run Apartments property is located, represents an exception to these generally improving market conditions. Conditions in California continue to be adversely affected by the state of region's economy, which has been hit hard by cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Management of the Partnership expects to continue to see improvement in the multi-family sector of most real estate markets in the near-term.

   The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

   The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the `Adviser''), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated (`PWI''), a wholly-owned subsidiary of PaineWebber Group Inc. (`PaineWebber'').

   The general partners of the Partnership (the ``General Partners') are First PW Growth Properties, Inc. and Properties Associates. First PW Growth Properties, Inc. (the `Managing General Partner''), a wholly-owned subsidiary of PaineWebber Group Inc., is the managing general partner of the Partnership. Properties Associates (the `Associate General Partner''), a Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner, is the associate general partner of the Partnership.

   The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

   The Partnership has acquired interests in operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location, and description of each property.

   Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                          Percent Occupied At
                                                                   Fiscal 1995
Property             6/30/94     9/30/94     12/31/94    3/31/95     Average

Tantra Lake
 Apartments           94%        95%          97%         97%         96%

Grouse Run
 Apartments           95%        92%          96%         97%         95%

Nob Hill
 Apartments           93%        90%          92%         90%         91%

Chisholm Place
 Apartments           97%        98%          98%         98%         98%


ITEM 3.  LEGAL PROCEEDINGS

   The Partnership, along with Parkwood Montclair Partners, one of the joint ventures in which the Partnership has an interest, became defendants in numerous lawsuits alleging damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the joint venture's investment property and several thousand homes in the surrounding area in October 1991. The insurers who provided liability coverage during the relevant period are participating in the defense of the Partnership and the joint venture subject to a reservation of rights. The Partnership and the joint venture vigorously dispute the allegations made against them in the complaints that have been filed and discovery has commenced. Preliminary court proceedings during fiscal 1995 with respect to this litigation included certain court-supervised mediation hearings. Based on such preliminary proceedings, management now believes that the amount of any legal defense costs, award judgements and negotiated settlements will be covered under the venture's liability insurance policies. However, there can be no assurances regarding the ultimate outcome of these matters.

    In November 1994, a series of purported class actions (the `New York
Limited Partnership Actions') were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together `PaineWebber''), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First PW Growth Properties,

Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Growth Properties LP, PaineWebber, First PW Growth Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Growth Properties LP, also allege that following the sale of the partnership interests, PaineWebber, First PW Growth Properties, Inc. and Properties Associates misrepresented financial information about the Partnerships value and performance. The amended complaint alleges that PaineWebber, First PW Growth Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act (`RICO'') and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify First PW Growth Properties, Inc., Properties Associates and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

   At March 31, 1995, there were 2,857 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

   Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1995.

ITEM 6.  SELECTED FINANCIAL DATA
                     PAINE WEBBER GROWTH PROPERTIES LP
      FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                 (IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

                        1995        1994        1993 (1)    1992        1991

Revenues            $  2,471    $  2,393    $  2,235     $   549      $  643

Operating income
 (loss)              $  (324)     $   31     $    88     $   251   $     269

Partnership's share
 of gains
 on settlement
 of insurance

 claims                    -      $  225     $11,545           -           -

Partnership's share of
 unconsolidated
 ventures' income
 (losses)            $   644    $ (2,546)    $  (498)    $(1,525)    $(2,360)

Income (loss) before
 extraordinary gain  $   325     $(2,289)   $ 11,136     $(1,274)    $(2,091)

Extraordinary gain
 on extinguishment
 of debt                   -           -           -     $ 3,540           -

Net income (loss)     $  325    $ (2,289)   $ 11,136     $ 2,266     $(2,091)

Per Limited Partnership Unit:
 Income (loss) before
  extraordinary gain  $  8.70   $  (77.63)   $ 377.63     $(43.21)    $(70.92)

 Extraordinary gain         -           -           -       $120.06         -

 Net income (loss)    $  8.70   $  (77.63)   $ 377.63    $  76.85    $ (70.92)

 Cash distributions
  from operations     $  6.28           -    $  19.58    $  22.33   $   18.80

 Cash distributions
 from sale,

 refinancing and other
 disposition
 transactions        $158.00           -   $  154.00           -          -

Total asset         $ 16,086    $ 20,510    $ 21,436     $ 9,334     $ 7,724

Mortgage note
 payable            $  6,962     $ 7,029    $  5,761           -           -

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered limited partnership interests to the public from November 1982 to September 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $29,194,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $24,560,000 was initially invested in joint venture interests in six operating investment properties. As of March 31, 1995, the Partnership retained interests in four operating investment properties. As discussed further below, during fiscal 1995 the Partnership completed sales transactions with respect to the Northcastle Apartments and the land at the former site of the Parkwoods Apartments. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements. The Partnership's primary objective has been to maximize the capital appreciation of its operating investment properties.

   On April 15, 1994, the Parkwoods joint venture sold the land at the site of the former Parkwoods Apartments to an affiliate of the Partnership's co-venture partner for $4,750,000 after extensive marketing efforts did not produce a better offer. Under the terms of the sale agreement, the buyer assumed the venture's obligation to provide certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project. After transaction costs, net proceeds from the sale totalled approximately $4.7 million. A portion of the proceeds was retained by the venture to pay for the ongoing costs associated with the legal claims related to the fire which involve the joint venture and its partners and affiliates, including the Partnership. The remaining net proceeds from the sale of the land were distributed in accordance with the joint venture agreement, with the Partnership receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. On June 1, 1994, a special distribution of approximately $4,613,000 was made to the Limited

Partners, representing the Partnership's share of the land sale proceeds, prior to the reserves established for the venture's expected future operating costs. Between this distribution and the fiscal 1993 distribution from the insurance proceeds, the Limited Partners received proceeds from the Parkwoods investment, which represented approximately 33% of the Partnership's original investment portfolio, totalling $312 per original $1,000 investment. The Parkwoods joint venture was not liquidated subsequent to the sale of the land due to certain outstanding business matters which have yet to be completed. In addition to the litigation issues referred to above, management has filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits required to proceed with the planned reconstruction of the Parkwoods property from a federal agency responsible for administering federal aid in connection with the Oakland fire. Management continues to pursue the collection of these reimbursements; however, it is uncertain at this time how much, if any, of the Partnership's reimbursement claims will be recovered. The discovery process on the outstanding litigation related to the Oakland fire continued during fiscal 1995. Based on these preliminary proceedings, which included certain court-supervised mediation hearings, management now believes that the amount of any legal defense costs, award judgements and negotiated settlements will be covered under the venture's liability insurance policies. However, there can be no assurances regarding the ultimate outcome of these matters.

    Management began to market the Northcastle Apartments property for sale during the summer of 1994 in response to increases in apartment development activity in the local Austin, Texas market, as well as the attractive, assumable financing obtained by the Northcastle joint venture in November 1993. During the quarter ended September 30, 1994, the Partnership signed a letter of intent with a third party to sell the Northcastle Apartments for $6.1 million. The sale closed on December 23, 1994, and the Partnership received net proceeds from the sale of approximately $1.6 million. In addition, the venture had excess working capital of approximately $250,000 at the time of the sale.
Substantially all of the net proceeds and excess working capital were due to the Partnership under the terms of the joint venture agreement. The Partnership's original investment in the Northcastle joint venture totalled approximately $2.3 million. While the Northcastle property was 98% leased at the time of the sale it was soon to have had strong competition from a significant number of new multi-family units which were under development. This increase in the supply of apartment units was expected to result in pressure to limit rental rate increases or use rent concessions as leasing incentives to maintain occupancy levels and market share. As a result of these conditions, management believed that values for this 23-year-old, 170-unit apartment complex were at or near their peak for the current market cycle. Accordingly, while the Partnership failed to recover its full original investment in the Northcastle joint venture, management believes that accepting this offer resulted in the maximum potential return to the Limited Partners based on current market factors. Subsequent to the closing date, the proceeds were held pending the approval of the sale and the assumption of the mortgage loan from the Secretary of Housing and Urban Development ("HUD"), which was received on April 26, 1995. Subsequent to year-end, on June 15, 1995, management made a special distribution of $2,627,000, or $90 per Unit, to the Limited Partners which included the net proceeds from the Northcastle sale and certain excess Partnership reserves. Based on an assessment of the Partnership's future liquidity needs, management determined that the cash reserve levels exceeded such expected future requirements.

   The local apartment markets where the Nob Hill, Chisholm Place and Tantra Lake apartment complexes are located have experienced continuous gradual improvement over the past 2 to 3 years, which has allowed the respective properties to be more aggressive in seeking increased rents, while also maintaining high occupancies. The operations of these three investment properties reflect the generally improving conditions in the real estate markets for multi-family residential properties across the country. Lack of significant new construction activity over this period has allowed the oversupply which existed in many markets as a result of the overbuilding of the 1980's to be absorbed. The results of such absorption, combined with the effects of a recovering national economy, have been a gradual improvement in economic occupancy levels and effective rental rates and a corresponding increase in property values in most markets. Management expects to see continued improvement in the multi-family sector of these real estate markets in the near-term and may seek favorable opportunities to sell certain of its remaining operating investment properties if the magnitude of such improvement suggests that a current sale may be in the Partnership's best interests. The California real estate market, where the Partnership's Grouse Run Apartments property is located, represents an exception to the aforementioned market conditions. Conditions in California continue to be adversely affected by the condition of the region's economy, which has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Operations at Grouse Run, while affected by these conditions, continue to hold relatively steady at the present time. The improved operating performances of the other three properties are expected to result in an overall improvement in cash flow to the Partnership. Because of these improved property performances and because the Partnership currently has sufficient reserves to meet its anticipated future capital needs, management reinstated the payment of quarterly cash distributions at the annual rate of 2% on remaining capital beginning with a payment made on November 15, 1994 for the quarter ended September 30, 1994. Subsequent to the June 1995 distribution of Northcastle sale proceeds and excess reserves, Limited Partners had a remaining capital account of $538 per original $1,000 investment. Distributions will continue at the 2% level as long as actual results of operations produce sufficient earnings to support such distributions.

   As previously reported, the Partnership completed the refinancing of the Nob Hill mortgage loan in September 1993 with a new loan issued under the Department of Housing and Urban Development's (HUD) insured loan program. The new HUD loan, in the initial principal amount of approximately $7 million was sufficient to retire the existing loans of approximately $5.3 million and cover the HUD capital improvement reserve requirement of approximately $1 million, as well as other escrow requirements and closing costs. Management plans to use the HUD reserve funds to substantially upgrade this 23 year-old property. A major capital improvement project commenced in fiscal 1995 which included significant exterior renovations. Management plans to focus on upgrading the property's apartment unit interiors in early fiscal 1996. These improvements will include updated light fixtures in the dining rooms as well as new floor tiling. These improvements will permit Nob Hill to remain competitive as new properties are constructed and as older properties undergo similar renovations. As a result of the recently completed improvements, the property's attractive assumable financing and the increased competition in the San Antonio market, management has decided to actively market Nob Hill for sale in fiscal 1996. Through mid-June 1995, several preliminary offers had been received on the property. Management is presently in the process of analyzing the offers and negotiating with prospective buyers in an effort to determine if a sale can be completed on favorable terms. Management's hold/sell decisions with respect to Nob Hill, as well as the other remaining investment properties, will be based on an assessment of the impact on the overall returns to the Limited Partners.

    At March 31, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,493,000. This amount includes the proceeds from the sale of the Northcastle Apartments and the excess working capital which were distributed to the Limited Partners subsequent to year-end, as discussed above. The remaining cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners.
Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the four remaining investment properties.

RESULTS OF OPERATIONS
1995 Compared to 1994

     The Partnership reported net income of $325,000 for the year ended March 31, 1995, as compared to a net loss of $2,289,000 reported for the prior year. The primary reason for the improvement in net operating results is a favorable change in the Partnership's share of unconsolidated ventures' operations. The Partnership realized net income from its share of unconsolidated ventures' operations of $644,000 in fiscal 1995 as compared to net losses of $2,546,000 in the prior year. The net income of the unconsolidated joint ventures for fiscal 1995 results from the net gain on the sales of the Northcastle Apartments and the Parkwoods land. The sale of the Northcastle Apartments resulted in a gain of $1,204,000 because the net sales proceeds exceeded the net carrying value of the operating investment property. The Parkwoods sale proceeds were less than the net carrying value of the land by $163,000. The Partnership's share of the net gain from these two transactions was $1,043,000. The Partnership's share of the unconsolidated ventures' operating losses prior to the net gain described above decreased to $399,000 in fiscal 1995 from $2,546,000 in fiscal 1994. This decrease was primarily the result of the $1,593,000 write down of the Parkwoods investment property to its net realizable value which was recognized in the prior year. In addition, increased rental income at the Chisholm Place and Tantra Lake Apartments, lower repairs and maintenance expenses at Grouse Run and a decrease in professional fees at the Parkwoods joint venture all contributed to the improved net operating results of the unconsolidated joint ventures for fiscal 1995. Rental income at both Chisholm Place and Tantra Lake improved by 6% over the prior year primarily due to increased rental rates. Average occupancies at both properties remained relatively stable, in the mid-90's, throughout both years. Repairs and maintenance expenses at Grouse Run were higher by $75,000 in the prior year due to the painting of the building exteriors. Professional fees incurred by the Parkwoods joint venture declined by $174,000 in the current year due to a decrease in required legal services.

     The improvement in the Partnership's share of unconsolidated ventures' operations was offset by decreases in gain on settlement of insurance claims and an unfavorable change in the Partnership's operating income (loss). The Partnership realized a gain of $225,000 from the settlement of a supplemental hazard insurance claim relating to the Parkwoods joint venture in the prior year. The Partnership had an operating loss of $324,000 in fiscal 1995 as compared to operating income of $31,000 in fiscal 1994. This unfavorable change is primarily due to an increase in the loss of the Partnership's consolidated joint venture, Nob Hill Partners, of $433,000. Nob Hill's net loss increased mainly due to an increase in interest expense of $250,000 and an increase in repairs and maintenance expenses of $118,000. Interest expense increased due to the September 1993 refinancing of the venture's long-term debt which increased the outstanding principal balance of the debt by approximately $1.3 million. Repairs and maintenance expenses increased as a result of the start of a major improvement program at the property subsequent to the refinancing transaction, as discussed further above. The increase in the net loss of the Nob Hill joint venture was partially offset by an increase in interest income of $245,000 due to an increase in average cash balances for the year due to the receipt of the proceeds from the sales of the Parkwoods and Northcastle properties and an increase in interest rates earned on such investments during the year.

1994 Compared to 1993

     The Partnership reported a net loss of $2,289,000 for the year ended March 31, 1994, as compared to net income of $11,136,000 reported for the prior year. The primary reason for this change in net operating results was attributable to the gain of $11,545,000 realized from the settlement of Parkwoods fire insurance claims in the prior year. In fiscal 1994, the Partnership realized another gain of $225,000 from the settlement of a supplemental hazard insurance claim relating to the Parkwoods fire. Both gains arose due to the fact that the net proceeds from the insurance claims exceeded the net carrying value of the property destroyed by the fire. In addition to the decrease in the Parkwoods insurance settlement gains, the Partnership's share of unconsolidated ventures' losses increased by $2,048,000 during fiscal 1994, mainly as a result of an increase in the operating loss of the Parkwoods joint venture. The Partnership's share of loss from the Parkwoods joint venture increased by $2,161,000 mainly due to a $1,593,000 write down of the Parkwoods investment property to its estimated net realizable value because the property was held for sale as of December 31, 1993. Estimated net realizable value represented management's estimate of the sales price to be received in the ordinary course of business, less costs of completion, holding and disposal. As noted above, the sale of the Parkwoods land was consummated in April 1994. The combined operations of the other four joint ventures improved somewhat during fiscal 1994 as compared to the prior year, mainly due to a substantial increase in rental income at the Northcastle Apartments due to improving market conditions in the Austin, Texas area for apartment properties.

   The Partnership's operating income decreased by $57,000 during fiscal 1994 when compared to the prior year, primarily due to an increase in general and administrative expenses of $124,000. This increase in general and administrative expenses is mainly a result of certain costs incurred in connection with an independent valuation of the Partnership's operating properties, which was commissioned in conjunction with management's ongoing portfolio management responsibilities. These costs were partially offset by a decrease in the net loss of the consolidated Nob Hill joint venture of $26,000. These improved results were due to a significant increase in rental income, which was partially offset by an increase in interest expense, as a result of the larger outstanding principal balance of the venture's long-term debt due to the September 1993 refinancing of the venture's mortgage note payable.

1993 Compared to 1992

   The principal components of the Partnership's net income of $11,136,000 for the year ended March 31, 1993 are the Partnership's operating income, the gain on the settlement of the Parkwoods insurance claims and the Partnership's share of unconsolidated ventures' losses. In fiscal 1993, the Partnership's operating results included the consolidated results of the Nob Hill Apartments, owned by Nob Hill Partners. Nob Hill Apartments contributed a net loss of $125,000, after depreciation and operating expenses, to the Partnership's operating income in fiscal 1993. As explained further in Note 4 to the accompanying consolidated financial statements, the Partnership assumed control over the affairs of the joint venture effective September 1, 1992 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. In prior years, the Partnership's share of the operating results of Nob Hill Apartments had been reflected under the equity method in the Partnership's share of unconsolidated ventures' losses. During fiscal 1992, the Partnership's share of the Nob Hill Partners loss from operations was $145,000.

   The Partnership's net income increased by $8,870,000 for fiscal 1993, as compared to fiscal 1992, primarily due to the recognition of a gain in the amount of $11,545,000 realized from the settlement of the Parkwoods insurance claims. The gain arose due to the fact that the net proceeds from the insurance claims exceeded the net carrying value of the property destroyed by the fire. Fiscal 1992's net income also included the Partnership's share of an extraordinary gain of $3,540,000 related to the extinguishment of debt in fiscal 1992 from the Chisholm Place debt refinancing. Excluding these gains, the Partnership's net operating results improved by $865,000 between years primarily due to a decrease in the Partnership's share of unconsolidated ventures' losses.

   The Partnership's share of unconsolidated ventures' losses (excluding Nob Hill Partners in fiscal 1992) decreased by $882,000 in the fiscal 1993 mainly as a result of a change in the operating results of the Parkwoods joint venture and a substantial increase in rental revenues at the Northcastle Apartments. In fiscal 1992, the Partnership's share of the loss from the Parkwoods joint venture was $642,000. For fiscal 1993, the Partnership's share of the operations of the Parkwoods joint venture, prior to the gain from the insurance settlement, reflected income of $70,000. In fiscal 1992, the net operating results of the Parkwoods joint venture reflected the operations of the apartment complex up through October 20, 1991, as well as depreciation expense on the operating property through that date and interest expense on the venture's $19 million mortgage loan for the entire year. In fiscal 1993, the elimination of depreciation expense, a reduction in interest expense due to the repayment of the mortgage loan in June of 1992, and the inclusion in revenues of $1,100,000 of rental interruption insurance proceeds accounted for the favorable change in the venture's operating results. Subsequent to the final insurance settlement reached in May of 1992, the venture had no source of operating revenue and was operating at a loss which was being funded by insurance proceeds retained by the venture. Rental revenues of the Northcastle joint venture increased by $139,000, or 17%, over fiscal 1992 due to an improvement in rental rates made possible by aggressive property management and a strengthening Austin, Texas market.

Inflation

   The Partnership commenced operations in 1983 and completed its twelfth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   The financial statements and supplementary data are included under Item 14 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

    The Managing General Partner of the Partnership is First PW Growth Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:


                                                                   Date elected
  Name                       Office                      Age       to Office

Lawrence A. Cohen       President and
                         Chief Executive Officer         41         5/15/91
Albert Pratt            Director                         84         7/20/82 *
J. Richard Sipes        Director                         48          6/9/94
Walter V. Arnold        Senior Vice President
                         and Chief Financial
                          Officer                        47        10/29/85
James A. Snyder         Senior Vice President            49          7/6/92
John B. Watts III       Senior Vice President            42          6/6/88
David F. Brooks         First Vice President and
                          Assistant Treasurer            52         7/20/82 *
Timothy J. Medlock      Vice President and Treasurer     33          6/1/88
Thomas W. Boland        Vice President                   32         12/1/91


*  The date of incorporation of the Managing General Partner

   (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated ("PWPI") serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:


   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is a also member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

   Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

   Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. He began his career in 1974 with Arthur Young & Company in Houston. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

   James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of the Adviser from July 1980 to August 1987. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief

Financial Officer of Southeast Regional Management Inc., a real estate development company. From February 1989 to October 1990, he was President of Kan Am Investors, Inc. a real estate investment company. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, most recently as the Vice President of Asset Sales.

   John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

   David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

   Timothy J. Medlock is a Vice President and Treasurer of the Managing
General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

   Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

   (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

   (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

   The Partnership is required to pay certain fees to the Adviser and the General Partners are entitled to receive a share of Partnership cash distributions, and a share of profits and losses. These items are described in
Item 13.

   The Partnership resumed paying regular quarterly distributions with the payment made on November 15, 1994 for the quarter ended September 30, 1994 at a rate of 2% per annum on remaining invested capital. Prior to such reinstatement, the Partnership had not made regular distributions from operating cash flow over the previous two years. Regular quarterly distributions, which had been made since June of 1990, were suspended effective August 15, 1992. Furthermore, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, First PW Growth Properties, Inc. is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates is also the Initial Limited Partner of the Partnership and owns one Unit of Limited Partnership interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.


   (b) Neither directors and officers of the Managing General Partner nor the general partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The General Partners of the Partnership are First PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are officers of PaineWebber Properties Incorporated (the "Adviser") and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. The Managing General Partner, the Adviser and their affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

  All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

   Pursuant to the terms of the Partnership Agreement, taxable income or tax losses of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited and General Partners in proportion to the amount of sale or refinancing proceeds to which they are entitled; that is, as much as 99% but not less than 85% to the Limited Partners. However, the General Partners shall be allocated an amount of taxable income from a capital transaction at least sufficient to eliminate their deficit capital account balance. If there are no sale or refinancing proceeds, tax losses and taxable income from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

   Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to approximately 10% of any additional Distributable Cash. In fiscal 1995, based on additional Distributable Cash paid to the partners, management fees totalling $18,000 were paid to the Adviser.

   In connection with investing Partnership capital, the Adviser earned acquisition fees totaling $2,248,000, of which $1,664,000 was paid to the Adviser at the time the Partnership acquired its interests in the operating investment properties and $584,000 was deferred and was payable from the distributable net cash flow of the operating investment properties, as defined. As of March 31, 1992, all deferred acquisition fees had been paid in full.
Total acquisition fees to be received by the Adviser was limited to not more than 9% of the gross offering proceeds per the terms of the Prospectus. The Adviser may receive a real estate brokerage commission, in an amount of up to 1% of the selling prices of properties sold, upon the disposition of Partnership investments. Payment of such fee will be subordinated to the payment of certain amounts to the Limited Partners.

   An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the years ended March 31, 1995 is $96,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.


   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

                             PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this report:

         (1) and (2)    Financial Statements and Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

         (3)   Exhibits:

               The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

   (b) The Partnership filed a Current Report on Form 8-K in January 1995 to report the sale of the Northcastle Apartments on December 23, 1994.

   (c)   Exhibits

               See (a)(3) above.

   (d)   Financial Statement Schedules

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.



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


                            PAINE WEBBER GROWTH PROPERTIES LP


                            By:  First PW Growth Properties, Inc.
                                 Managing General Partner


                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and

                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President


Dated:  June 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt            Date: June 23, 1995
  Albert Pratt
  Director




By:  /s/ J. Richard Sipes      Date: June 23, 1995
  J. Richard Sipes
  Director

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(A)(3)

                        PAINE WEBBER GROWTH PROPERTIES LP

                               INDEX TO EXHIBITS

                                                Page Number in the Report
Exhibit No.  Description of Document            Or Other Reference

(3) and (4) Prospectus of the Partnership       Filed with the Commission
            dated November 15, 1982, as         pursuant to Rule 424(c) and
            supplemented, with particular       incorporated herein by
            reference to the Restated           reference.
            Certificate and Agreement of
            Limited Partnership


(10)        Material contracts previously       Filed with the Commission
            filed as exhibits to registration   pursuant to Section 13 or
            statements and amendments thereto   15(d) of the Securities Act of
            of the registrant together with     1934 and incorporated
            all such contracts filed as         herein by reference.
            exhibits of previously filed
            Forms 8-K and Forms 10-K are
            hereby incorporated herein
            by reference.

(13)        Annual Report to Limited Partners   No Annual Report for fiscal year
                                                1995 has been sent to the
                                                Limited Partners.  An Annual
                                                Report will be sent to the
                                                Limited Partners subsequent
                                                to this filing.

(22)        List of subsidiaries                Included in Item I of Part I of
                                                this Report Page I-1, to which
                                                reference is hereby made.



                           ANNUAL REPORT ON FORM 10-K
                        ITEM 14(A)(1) AND (2) AND 14(D)

                       PAINE WEBBER GROWTH PROPERTIES LP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                  Reference
PAINE WEBBER GROWTH PROPERTIES LP:

  Report of independent auditors                                     F-2

  Consolidated balance sheets as of March 31, 1995 and 1994          F-3

  Consolidated statements of operations for the years
   ended March 31, 1995, 1994 and 1993                               F-4

  Consolidated statements of changes in partners' capital
   (deficit) for the years ended March 31, 1995, 1994 and 1993       F-5

  Consolidated statements of cash flows for the years
   ended March 31, 1995, 1994 and 1993                               F-6

  Notes to consolidated financial statements                         F-7

  Schedule III - Real Estate and Accumulated Depreciation            F-21

COMBINED JOINT VENTURES OF PAINE WEBBER GROWTH PROPERTIES LP:

  Report of independent auditors                                     F-22

  Combined balance sheets as of December 31, 1994 and 1993           F-23

  Combined statements of operations and changes in venturers'
   capital (deficit) for the years ended December 31, 1994,
   1993 and 1992                                                     F-24

  Combined statements of cash flows for the years ended
   December 31, 1994, 1993 and 1992                                  F-25

  Notes to combined financial statements                             F-26

  Schedule III - Real Estate and Accumulated Depreciation            F-33


ther Financial Statement Schedules have been omitted since the required nformation is not present or not present in amounts sufficient to require ubmission of the schedule, or because the information required is included in he financial statements, including the notes thereto.


                         REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

   We have audited the accompanying consolidated balance sheets of PaineWebber Growth Properties LP as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Growth Properties LP at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 5 to the financial statements, the Partnership, along with Parkwood Montclair Partners, a joint venture in which the Partnership has an ownership interest, are defendants in numerous lawsuits alleging various damages as a result of a fire which destroyed the joint venture's operating investment property in October 1991. The Partnership and the joint venture dispute the allegations made against them and discovery has commenced. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.





                               /S/ ERNST & YOUNG LLP
                                   ERNST & YOUNG LLP





Boston, Massachusetts
June 28, 1995


                       PAINE WEBBER GROWTH PROPERTIES LP

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit data)

                                     ASSETS

                                                          1995        1994

Operating investment property, at cost:
   Land                                              $     2,029    $  2,029
   Buildings improvements and equipment                   13,678      12,700
                                                          15,707      14,729
   Less accumulated depreciation                          (5,577)     (4,984)
                                                          10,130       9,745
Investments in unconsolidated joint
  ventures, at equity                                      1,329       7,169
Cash and cash equivalents                                  3,493       1,625
Real estate tax and insurance escrow deposit                 244         239
Capital improvement and replacement escrow deposits          329       1,032
Accounts receivable                                            8          86
Deferred loan costs, net of accumulated amortization
   of $21 ($3 in 1994)                                       513         544
Other assets                                                  40          70
                                                       $  16,086    $ 20,510


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                  $     304    $    318
Accrued interest payable                                     155           7
Mortgage note payable                                      6,962       7,029
Tenant security deposits                                      24          37
Other liabilities                                             31          36
   Total liabilities                                       7,476       7,427

Partners' capital:
 General Partners:
   Capital contributions                                       1           1
   Cumulative net income (losses)                             27         (44)
   Cumulative cash distributions                             (28)        (26)

 Limited Partners ($1,000 per Unit,
   29,194 Units issued in 1995 and 1994):
   Capital contributions, net of offering costs           26,345      26,345
   Cumulative net losses                                  (4,084)     (4,338)
   Cumulative cash distributions                         (13,651)     (8,855)
   Total partners' capital                                 8,610      13,083
                                                        $ 16,086    $ 20,510




                            See accompanying notes.


                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1995, 1994 and 1993
                    (In Thousands, except for per Unit data)

                                                1995        1994      1993
REVENUES:
   Rental income                            $  1,869     $ 1,823    $ 1,664
   Reimbursements from affiliates                215         428        419
   Interest and other income                     387         142        152
                                               2,471       2,393      2,235

EXPENSES:
   Interest expense                              718         471        360
   Real estate taxes                             214         201        199
   Depreciation expense                          593         496        485
   Property operating expenses                   975         814        791
   Partnership management fees                    18           -         57
   General and administrative                    277         380        255
                                               2,795       2,362      2,147

Operating income (loss)                         (324)         31         88

Venture partner's share of
   consolidated venture's loss                     5           1          1

Partnership's share of gains on
  settlement of insurance claims                   -         225     11,545

Partnership's share of unconsolidated
   ventures' income (losses)                     644      (2,546)      (498)

NET INCOME (LOSS)                            $   325    $ (2,289)   $11,136

Per Limited Partnership Unit:
   Net income (loss)                         $   8.70    $ (77.63)   $377.63

   Cash distributions                        $ 164.28    $     -     $173.58


The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each year.



                            See accompanying notes.


                       PAINE WEBBER GROWTH PROPERTIES LP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended March 31, 1995, 1994 and 1993
                                 (In Thousands)

                                          General    Limited
                                          Partners   Partners       Total

Balance at March 31, 1992                $   (152)   $  9,455     $ 9,303

Net income                                    112      11,025      11,137

Cash distributions                             (6)     (5,062)     (5,068)

BALANCE AT MARCH 31, 1993                     (46)     15,418      15,372

Net loss                                      (23)     (2,266)     (2,289)

BALANCE AT MARCH 31, 1994                     (69)     13,152      13,083


Net income                                     71         254         325

Cash distributions                             (2)     (4,796)     (4,798)

BALANCE AT MARCH 31, 1995                 $     -   $   8,610    $  8,610





                             See accompanying notes


                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                1995        1994       1993
Cash flows from operating activities:
 Net income (loss)                            $  325   $  (2,289)    $11,136
 Adjustments to reconcile net
  income (loss) to net cash
   provided by (used for) operating activities:
    Reimbursements from affiliates              (215)       (428)       (419)
    Venture partner's share of
     consolidated venture's loss                  (5)         (1)         (1)
    Partnership's share of gains
     on settlement of
      insurance claims                             -        (225)    (11,545)
    Partnership's share of unconsolidated
     ventures' income (losses)                  (644)      2,546         498
    Depreciation expense                         593         496         485
    Amortization of deferred loan costs           18           3           -
    Amortization of forgiveness of debt            -         (34)       (196)
    Changes in assets and liabilities:
      Accounts receivable                         78         (86)          2
      Advances to consolidated venture             -         109        (109)
      Escrow deposits                            698        (149)        (25)
      Deferred loan costs                         13           -           -
      Other assets                                30         (53)          5
      Accrued interest receivable                  -           -           5
      Accounts payable and accrued expenses      (14)        193          69
      Accrued interest payable                   148         (69)          7
      Accounts payable - affiliate                 -         (23)         14
      Deferred interest payable                    -           -         (54)
      Tenant security deposits                   (13)         (5)          3

        Total adjustments                        687       2,274     (11,261)
        Net cash provided by (used for)
         operating activities                  1,012         (15)       (125)

Cash flows from investing activities:
 Distributions from unconsolidated
  joint ventures                               6,699         292       6,713
 Additions to operating investment property     (978)       (174)       (109)
 Additional investments in
  unconsolidated joint ventures                    -        (212)       (791)
        Net cash provided by (used for)
         investing activities                  5,721         (94)      5,813

Cash flows from financing activities:
 Proceeds from long-term debt                      -       7,034           -
 Mortgage escrow deposits
  funded by debt proceeds                          -      (1,061)          -
 Payment of deferred financing costs               -        (517)        (30)
 Repayment of long-term debt                     (67)     (5,733)        (56)
 Distributions to partners                    (4,798)          -      (5,068)
        Net cash used for
         financing activities                 (4,865)       (277)     (5,154)

Net increase (decrease) in cash
 and cash equivalents                          1,868        (386)        534

Cash and cash equivalents,
 beginning of year                             1,625       2,011       1,477

Cash and cash equivalents, end of year     $   3,493     $ 1,625     $ 2,011

Cash paid during the year for interest       $   516    $    535     $   604



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

2.Summary of Significant Accounting Policies

      The accompanying financial statements include the Partnership's investments in five joint venture partnerships which own four operating properties. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions and certain reimbursements receivable from the ventures (see Note 5). The Partnership's joint venture investees are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the ventures' income or losses based on financial information which is three months in arrears to that of the Partnership. See
  Note 5 for a description of the unconsolidated joint venture partnerships.

      As further discussed in Note 4, the Partnership acquired complete control of Nob Hill Partners, which owns the Nob Hill Apartments, in fiscal 1993. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of Nob Hill Partners on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends, and operations of the consolidated venture continue to be reported on a three-month lag. All material transactions between the Partnership and the joint venture have been eliminated in consolidation, except for lag-period cash transfers. Such lag period transfers are accounted for as advances to consolidated venture on the accompanying balance sheets.

      The operating investment property of the consolidated joint venture is carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investment in the Nob Hill Apartments was considered to be held for long-term investment purposes as of March 31, 1995 and 1994. Subsequent to year-end, management decided to actively market the Nob Hill Apartments for sale. However, because the property's current market value is estimated to be equal to or greater than its net carrying value, no changes to the Partnership's financial statement presentation will be required. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years. Costs and fees (including the acquisition fee paid to PaineWebber Properties Incorporated) related to the acquisition of the property have been capitalized and are included in the cost of the operating investment property. Maintenance and repairs are charged to expense when incurred.

     The Partnership has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      The consolidated joint venture leases apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

      Deferred loan costs at March 31, 1995 and 1994 consist of expenses incurred in connection with the refinancing of the debt secured by the Nob Hill Apartments (see Note 6). Such costs are being amortized on a straight-line basis over the term of the loan. Amortization of deferred loan costs is included in interest expense on the accompanying statements of operations.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       No provision for income taxes is made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership.

       Certain prior year amounts have been reclassified to conform to the current year presentation.

3.The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are First PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are officers of PaineWebber Properties Incorporated (the "Adviser") and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. The Managing General Partner, the Adviser and their affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, taxable income or tax losses of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited and

  General Partners in proportion to the amount of sale or refinancing proceeds to which they are entitled; that is, as much as 99% but not less than 85% to the Limited Partners. However, the General Partners shall be allocated an amount of taxable income from a capital transaction at least sufficient to eliminate their deficit capital account balance. If there are no sale or refinancing proceeds, tax losses and taxable income from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to approximately 10% of any additional Distributable Cash. In fiscal 1995 and 1993, based on additional Distributable Cash paid to the partners, management fees totalling $18,000 and $57,000, respectively, were paid to the Adviser. No management fees were earned during fiscal 1994.

      In connection with investing Partnership capital, the Adviser earned acquisition fees totaling $2,248,000, of which $1,664,000 was paid to the Adviser at the time the Partnership acquired its interests in the operating investment properties and $584,000 was deferred and was payable from the distributable net cash flow of the operating investment properties, as defined. As of March 31, 1992, all deferred acquisition fees had been paid in full. Total acquisition fees to be received by the Adviser was limited to not more than 9% of the gross offering proceeds per the terms of the Prospectus. The Adviser may receive a real estate brokerage commission, in an amount of up to 1% of the selling prices of properties sold, upon the disposition of Partnership investments. Payment of such fee will be subordinated to the payment of certain amounts to the Limited Partners.

      Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $96,000, $107,000 and $118,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000, $4,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.

4.Operating Investment Property

      As of March 31, 1995 and 1994, the Partnership owns a majority and controlling interest in one joint venture which owns an operating investment property as discussed below. As discussed in Note 2, the Partnership's policy is to report the operations of the joint venture on a three-month lag.

      Nob Hill Partners

      On March 1, 1983 the Partnership acquired an interest in Nob Hill Partners, a newly formed Texas general partnership organized to purchase and operate Nob Hill Apartments, a 368-unit apartment complex in San Antonio, Texas. The property was purchased from an entity that is an affiliate of the original co-venturer on March 31, 1983. The Partnership is a general partner in the joint venture. The Partnership's original co-venture partner was an affiliate of the Trammell Crow organization. Effective September 1, 1992, the Trammell Crow affiliate's interests and capital account were transferred to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. As a result, the Partnership assumed full control over the affairs of the joint venture. An affiliate of Trammell Crow was retained as property manager to conduct the day-to-day operations of the property under the direction of the Managing General Partner.

      The aggregate cash investment by the Partnership for its interest was approximately $4,961,000 (including an acquisition fee of $344,000 paid to the Adviser of the Partnership and fees aggregating $166,000 paid to affiliates of the co-venturer). In addition, acquisition fees aggregating $171,000 were deferred and were to be paid from distributable net cash flow from operations to the Adviser in twelve quarterly installments through June 1986. The remaining unpaid deferred acquisition fees in the amount of $71,000 were paid in fiscal 1992 with the proceeds of a loan from the Partnership. The apartment complex was acquired subject to a nonrecourse mortgage with a balance of $8,600,000 at the time of closing. In September

  1993, the joint venture refinanced its mortgage with the proceeds of a new nonrecourse mortgage note payable in the amount of $7,034,000 which is scheduled to mature in November 2023 (see Note 6).

      In addition to the consulting fees paid at closing, the joint venture entered into a consulting agreement with the co-venturer, aggregating $57,000 to provide services to enhance the marketing and rental value of the property. Such fees were to be paid from distributable net cash flow in quarterly installments of $5,000 commencing June 30, 1984. Consulting fees of $57,000 remained deferred in fiscal 1993 due to lack of distributable net cash flow and were forfeited by the co-venturer upon withdrawal from the joint venture. The forfeiture was treated as a capital contribution by the co-venturer on the financial statements of the joint venture.

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

      If additional cash is required for any reason in connection with the joint venture, it will be provided 90% by the Partnership and 10% by the co-venturer as additional capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. Additional contributions made by the Partnership from inception through March 31, 1995 total $2,554,000.

      The following is a summary of operating expenses for the years ended December 31, 1994, 1993 and 1992.

                                        1994   1993    1992
        Property operating expenses:
          Salaries and related costs  $274    $298   $281
          Repairs and maintenance      257     140    141
          Utilities                     91     110    110
          Insurance                     53      44     29
          Management fees               79      75     73
          Administrative and other     221     147    157
                                      $975    $814   $791


5.Investments in Unconsolidated Joint Ventures

      The Partnership has investments in five unconsolidated joint ventures at March 31, 1995 and 1994. As explained in Note 4, the Partnership acquired control of the joint venture which owns the Nob Hill Apartments during fiscal 1993 and, accordingly, this joint venture is presented on a consolidated basis beginning in fiscal 1993. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                       CONDENSED COMBINED BALANCE SHEETS

                           December 31, 1994 and 1993
                                     Assets
                                 (in thousands)

                                                           1994        1993

   Current assets                                     $    2,778     $ 2,046
   Operating investment properties, net                   16,841      25,923
   Other assets                                              184       1,002
                                                        $ 19,803     $28,971

                  Liabilities and Partners' Capital (Deficit)

   Current liabilities                                $    2,611     $ 1,977
   Other liabilities                                       1,629       2,476
   Long-term mortgage debt, less current portion          15,798      20,266
   Partnership's share of combined capital (deficit)        (168)      4,240
   Co-venturers' share of combined capital (deficit)         (67)         12
                                                        $ 19,803     $28,971


                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                                 1994       1993        1992

   Rental revenue (1)                       $  5,726    $  5,509     $ 6,263
   Interest and other income                     205         306         481
   Gains on settlement of insurance claims         -         250      11,803
                                               5,931       6,065      18,547

   Property operating expenses                 2,612       2,592       2,511
   Depreciation and amortization               1,110       1,068       1,050
   Interest expense                            2,010       2,022       2,987
   Administrative and other                      644       1,065         742
   Tenant compensation expense                     -         250           -
   Write down of investment property
     to net realizable value                       -       1,593           -
                                               6,376       8,590       7,290
   Income (loss) before gain
    on sale of property                         (445)     (2,525)     11,257
   Net gain on sales of
    investment properties                      1,041           -           -
   Net income (loss)                        $    596    $ (2,525)    $11,257

   Net income (loss):
     Partnership's share of
      net income (loss)                     $    644   $  (2,321)    $11,047
     Co-venturers' share of
       net income (loss)                         (48)       (204)        210
                                            $    596   $  (2,525)    $11,257


  (1)See discussion below concerning the insurance recoverable and insurance proceeds included in rental income for 1992 related to Parkwood Montclair Partners.

                   Reconciliation of Partnership's Investment
                            March 31, 1995 and 1994
                                 (in thousands)

                                                            1995        1994

   Partnership's share of capital (deficit)
     at December 31, as shown above                   $     (168)    $ 4,240
   Partnership's share of ventures'
      current liabilities
      and long-term debt                                       -         437
   Reimbursements of management fees
     and expenses receivable from joint ventures (1)       1,676       2,540
   Timing differences due to contributions
    made and distributions received subsequent
    to December 31 (see Note 2)                             (179)        (48)
         Investments in joint ventures, at equity
          at March 31                                   $  1,329    $  7,169


(1)The Partnership records as income reimbursements due from the joint ventures for the Partnership management fee and certain out-of-pocket expenses as specified in the respective joint venture agreements. The Partnership earned reimbursements totalling $215,000, $428,000 and $419,000 for the years ended March 31, 1995, 1994 and 1993, respectively. The Partnership's joint venture investees record comparable reimbursement expenses in their statements of operations, which are reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no significant effect on the Partnership's net capital or its results of operations. These reimbursements are paid from cash flow of the joint ventures as available, or from sale or refinancing proceeds, and are cumulative to the extent not paid currently. In fiscal 1995, the Partnership received $413,000 from the Northcastle joint venture and $393,000 from the Parkwoods joint venture as full payments of reimbursements owed through the date of the sales of the investment properties of the respective joint ventures. In addition, the Partnership also received $16,000 from the Tantra Lake joint venture and $105,000 from the Chisholm Place joint venture during fiscal 1995 as partial payments of reimbursements owed. In fiscal 1994, the Partnership received $70,000 from the Northcastle joint venture, and in fiscal 1993, the Partnership received $171,000 from the Parkwoods joint venture as partial payments of reimbursements owed, leaving cumulative totals of $1,676,000 and $2,540,000 at March 31, 1995 and 1994, respectively. These amounts have been included in the balance of investments in joint ventures on the accompanying balance sheets.

      The Partnership's share of ventures' net income (loss) is presented as follows on the accompanying statements of operations (in thousands):

                                           1995        1994         1993

      Partnership's share of ventures'
       losses                          $     644    $ (2,546)  $    (498)
      Partnership's share of
       gains on settlement of
       insurance claims                        -         225      11,545
      Partnership's share of
        ventures' net income (loss)    $     644    $ (2,321)    $11,047


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

  Investments in unconsolidated joint ventures, at equity on the balance sheet is comprised of the following investment carrying values (in thousands):

                                              1995      1994

     Rocky Mountain Partners              $   (876) $   (660)
     Grouse Run Associates I and II            576       762
     Plano Chisholm Place Associates         1,490     1,650
     Austin Northcastle Partners                 -       766
     Parkwood Montclair Partners               139     4,651
                                          $  1,329   $ 7,169

Cash distributions received (including reimbursements of management fees and out-of-pocket expenses) from the Partnership's unconsolidated joint venture investments during the years ended March 31, 1995, 1994 and 1993 are as follows (in thousands):


                                            1995       1994         1993

      Rocky Mountain Partners          $     313      $   99      $  371
      Grouse Run Associates I and II         205           -          65
      Parkwood Montclair Partners          4,139           -       6,216
      Austin Northcastle Partners          1,937          70           -
      Plano Chisholm Place Associates        105         123          61
                                        $  6,699      $  292     $ 6,713

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

      The aggregate cash investment by the Partnership for its interest was approximately $4,698,000 (including an acquisition fee of $300,000 and a consulting fee of $20,000 paid to the Adviser of the Partnership, and fees totalling $210,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $95,000 have been paid to the Adviser from distributable net cash flow. The apartment complex was acquired subject to mortgages totalling $6,582,000 at the time of closing. On June 4, 1986, the joint venture refinanced the property by replacing the original mortgages which had remaining balances of approximately $6,299,000 with an $8,900,000 new first mortgage. The Partnership received a distribution totalling $2,275,000 from the refinancing proceeds in 1986. The outstanding first mortgage loan is nonrecourse to the venture, had a balance of $8,594,000 as of December 31, 1994 and is scheduled to mature on June 1, 1996.

      The joint venture agreement provides that distributable net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership and the co-venturer totalling $887,000 and $8,000, respectively, from inception through December 31, 1994.

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


      In the event the joint venture requires additional funds, the first $100,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. The agreement has been informally modified by the partners resulting in additional contributions by the Partnership and the Co-Venturer from inception through December 31, 1994 totalling approximately $818,000 and $8,000, respectively.

(b)Grouse Run Associates I and II

      On December 15, 1982 the Partnership acquired an interest in Grouse Run Associates I and Grouse Run Associates II, two California general partnerships organized to purchase and operate Grouse Run Apartments, a 158-unit apartment complex in Stockton, California. The Partnership is a general partner in each of the joint ventures. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was acquired on March 31, 1983.

      The aggregate cash investment by the Partnership for its interests was approximately $2,192,000 (including an acquisition fee of $125,000 and a consulting fee of $10,000 paid to the Adviser of the Partnership and fees aggregating $90,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $38,000 have been paid from distributable net cash flow to the Adviser. The apartment complex was acquired subject to institutional nonrecourse first mortgages with balances totalling $3,557,000 at the time of closing. The mortgage loans had an aggregate balance of $3,203,000 as of December 31, 1994 and are scheduled to mature in February 2019 and February 2020.

      The joint venture agreement provides that the net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership totalling $698,000 from inception through December 31, 1994.

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

      In the event the joint venture requires additional funds, the first $40,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowing in accordance with the terms of the joint venture agreement. Additional contributions from inception through December 31, 1994 totalling approximately $380,000 have been made 100% by the Partnership.

(c)Plano Chisholm Place Associates

      On March 1, 1983 the Partnership acquired an interest in Plano Chisholm Place Associates, a Texas general partnership organized to purchase and operate Chisholm Place Apartments, a 142-unit apartment complex in Plano, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of The Horn-Barlow Companies. The property was acquired on May 31, 1983.

      On September 9, 1991, an Amended and Restated Partnership Agreement was entered into in connection with a refinancing of the venture's mortgage debt. The mortgage lender agreed to accept a discount on an immediate repayment of the outstanding obligations, which included a principal balance of $6,993,000. In return for a payment of $4,200,000, the lender forgave the resulting principal balance of $2,793,000 and accrued interest of $975,000. An extraordinary gain of $3,616,000 was recorded by the venture in connection with this transaction, representing the difference between the payment made to the lender and the outstanding principal and accrued interest owed to the lender, net of deferred loan fees written off of $23,000 and a deferred interest asset of $130,000, which related to the accrual of imputed interest under a prior debt modification agreement. The Partnership's share of the extraordinary gain amounted to $3,540,000. The payment to the lender and transaction closing costs were funded by a new mortgage loan in the amount of $4,160,000 and contributions totalling $211,000 from the Partnership and its co-venture partner made in the ratios of 80% and 20%, respectively. The outstanding mortgage loan is nonrecourse to the venture and is scheduled to mature on October 1, 2001. The co-venturer was not obligated under the terms of the original joint venture agreement to make additional contributions in connection with the refinancing, but agreed to do so in return for the Partnership's agreement to certain modifications to the venture agreement which would allow the co-venturer to recover its additional investment, plus earn a current return thereon.

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

      The amended joint venture agreement provides that net cash flow, as defined, will be allocated first, to the partners until they have received an aggregate amount equal to the deferred fees payable to the partners as of January 1, 1991; second, to the payment of interest and principal on certain interim borrowings, if such borrowings have been made; third, to the payment of any reimbursements of management fees and expenses owed to the Partnership; fourth, 80% to the Partnership and 20% to the co-venturer until each has received the amount of its contribution of New Net Equity, as defined, plus a 10% simple return thereon; and fifth, any remaining amounts are to be allocated 80% to the Partnership and 20% to the co-venturer.

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

      If additional cash is required for any reason in connection with the joint venture, it is to be provided by the Partnership and the co-venturer as additional capital contributions or operating or default loans in accordance with the terms of the amended joint venture agreement. Additional contributions made by the Partnership from inception through December 31, 1994 total approximately $254,000.

(d)Austin Northcastle Partners

      On September 15, 1983 the Partnership acquired an interest in Austin Northcastle Partners, a Texas general partnership organized to purchase and operate Northcastle Apartments, a 170-unit apartment complex in Austin, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was acquired on September 30, 1983.

      The aggregate cash investment by the Partnership for its interest was approximately $2,323,000 (including an initial acquisition fee of $175,000 and a consulting fee of $15,000 paid to the Adviser of the Partnership and fees aggregating $100,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $70,000 and $10,000 were deferred and have been paid from distributable net cash flow to the Adviser and an affiliate of the co-venturer, respectively. On December 23, 1994, Austin Northcastle Partners sold the Northcastle Apartments to an unaffiliated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of approximately $1,620,000 from the sale. The Partnership's share of such proceeds was $1,581,000, in accordance with the terms of the joint venture agreement. The venture recognized a gain on the sale of approximately $1,204,000 to the extent that the sales price exceeded the net book value of the operating investment property at the time of the sale. The Partnership's share of such gain is included in Partnership's share of unconsolidated ventures' income on the accompanying statement of operations for fiscal 1995. Subsequent to year-end, the Partnership distributed the proceeds from the sale of the Northcastle Apartments to the Limited Partners (see Note 7).

      The joint venture agreement provided that the net cash flow, as defined, was to be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings had been made, and then any remaining amounts were to be distributed 99% to the Partnership and 1% to the co-venturer.


      Taxable income and tax loss from operations was allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes were made in conformity with the allocations of taxable income or tax loss.

      The joint venture originally entered into a property management agreement with an affiliate of the co-venturer which was cancellable at the Part-nership's option upon the occurrence of certain events. The management fee under that agreement was equal to 5% of gross receipts, as defined in the agreement. In February of 1990, the Partnership cancelled the management agreement and executed a new property management agreement with an unaffiliated third party to manage the property. Effective January 1, 1990, the management fee was equal to 4.5% of gross receipts, as defined.

(e)Parkwood Montclair Partners

      On September 30, 1983, the Partnership acquired an interest in Parkwood Montclair Partners, a newly formed California general partnership organized to purchase and operate Parkwoods Apartments, a 433-unit apartment complex in Oakland, California. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was purchased on October 31, 1983. The aggregate cash investment by the Partnership for its interest was approximately $8,153,000 (including an acquisition fee of $570,000 and a consulting fee of $45,000 paid to the Adviser of the Partnership and fees totalling $308,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $135,000 and $53,000 were deferred and paid to the Adviser and an affiliate of the co-venturer, respectively, from the cash flow of the venture.

      On October 20, 1991, the Parkwoods Apartments was completely destroyed by a firestorm that devastated a large section of the hills over Oakland, California. Subsequent to the fire, on May 27, 1992, the joint venture reached a full and final insurance settlement which called for the venture to receive a total of approximately $29,361,000 for coverage on the damage to the buildings and the loss of rental income. Additionally, in September of 1993, the joint venture entered into a cash settlement of $250,000 with another insurance carrier related to supplemental hazard insurance. Management estimated for financial statement purposes that the amount of the settlement proceeds received from the primary issuer which related to rental interruption insurance was approximately $1,783,000. Approximately $673,000 of these rental interruption proceeds was received prior to December 31, 1991. In June 1992, the venture partners decided not to rebuild the operating property and agreed to distribute the net insurance proceeds after the repayment of the outstanding mortgage loan and certain other liabilities. The mortgage loan balance of $19,000,000 was repaid in full on June 24, 1992 with a portion of the proceeds from the insurance settlement. Approximately $5 million of the remaining net insurance proceeds was used or set aside to pay for post-fire clean up and operating expenses of the Parkwoods joint venture and the costs associated with pursuing the redevelopment permits discussed further below. The remaining $5 million of net proceeds was paid to the Partnership under the terms of the venture agreement. Approximately $4,500,000 of the proceeds received by the Partnership was distributed to the Limited Partners in August 1992.

      The net book value of the operating property, excluding land, at the date of the fire was $14,108,000. The excess of the net settlement proceeds (net of rental interruption proceeds) over the net book value of the property and unamortized loan fees resulted in gains of $250,000 in calendar 1993 and $11,802,000 in calendar 1992. The Partnership's share of such gains amounted to $225,000 for fiscal 1994 and $11,545,000 for fiscal 1993. Certain costs incurred directly related to the fire, including site clean up, property management and legal fees aggregating $1,444,000, were offset in deriving the gain in calendar 1992. In calendar 1993, the carrying value of the land was written down to management's estimate of net realizable value based on the estimated sales price to be received in the ordinary course of business, less costs of completion, holding and disposal. A loss of approximately $1,593,000 was recognized in connection with such write down. The Partnership's share of such loss is included in Partnership's share of unconsolidated ventures' losses for fiscal 1994.

      During fiscal 1994, the joint venture was successful in obtaining approval for the construction of a condominium complex on the land. The reconstruction plans were for a project of similar size and density to that of the former Parkwood Apartment complex. Management believed these condominium conversion and site plan approvals would substantially facilitate the future sale of the land. During calendar 1994, the joint venture paid approximately $500,000 to secure certain building permits required in order to proceed with the planned reconstruction. In connection with obtaining the site plan approvals, the joint venture entered into a settlement agreement with the former tenants of the operating investment property related to their rights in the condominium conversion. Under the terms of this agreement, the joint venture agreed to pay the former tenants approximately $250,000 and to offer certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project. Subsequent to year-end, the majority of the $250,000 settlement amount was paid out to the former tenants.

       On April 15, 1994, subsequent to obtaining the building permits, the joint venture sold the Parkwoods land to an affiliate of the co-venture partner for $4,750,000. Terms of the sale allow for the aforementioned discounts to be provided to the former tenants. After transaction costs, net proceeds from the sale totalled approximately $4,699,000. The sale proceeds, net of the building permit costs referred to above, was less than the carrying value of the investment property at the date of the sale by approximately $163,000. An additional loss equal to this amount was recognized by the venture in calendar 1994. A portion of the proceeds was retained by the joint venture to pay for the ongoing costs associated with the claims described below. The remaining portion of the proceeds was distributed to the venture partners in accordance with the terms of the joint venture agreement, with the Partnership receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. Due to the outstanding legal claims involving the joint venture, the joint venture was not liquidated at the time of the sale of the land.

      During fiscal 1993, the Partnership, along with Parkwood Montclair Partners, became defendants in numerous lawsuits alleging various damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the investment property and several thousand homes in the surrounding area. The insurers who provided liability coverage during the relevant period are participating in the defense of the Partnership and the joint venture subject to a reservation of rights. The Partnership and the venture vigorously dispute the allegations made against them in the complaints that have been filed and discovery has commenced. Preliminary court proceedings during fiscal 1995 with respect to this litigation included certain court-supervised mediation hearings. Based on such preliminary proceedings, management now believes that the amount of any legal defense costs, award judgements and negotiated settlements will be covered under the venture's liability insurance policies. However, there can be no assurances regarding the ultimate outcome of these matters. No provision for any liability that may result has been made in either the financial statements of the Partnership or the joint venture.

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

6. Mortgage Note Payable

      Mortgage note payable at March 31, 1995 and 1994 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):

                                                    1995          1994
      Mortgage note payable secured by the Nob
      Hill operating property.  The loan bears
      interest at 7.375% with monthly principal
      and interest payments of $49,000 through
      November 1, 2023.                           $  6,962      $  7,029


      On September 20, 1993, the Nob Hill joint venture paid off the remaining principal balance on its long-term debt due to a third party of $5,311,000. The debt was refinanced through a nonrecourse mortgage note payable to a third party and insured by the U.S. Department of Housing and Urban Development (HUD). The excess proceeds from the refinancing were used to pay financing costs, which totalled $547,000, and to fund certain required escrow reserves. In addition to the required monthly principal and interest payments, the property submits monthly escrow deposits of $29,000 for taxes, insurance and a replacement reserve required under the terms of the HUD regulatory agreement.

      Scheduled maturities of the mortgage note payable for each of the next five years and thereafter are as follows (in thousands):

         1995         $     72
         1996               77
         1997               83
         1998               90
         1999               97
         Thereafter      6,543
                        $6,962

7. Subsequent Event

      On May 15, 1995, the Partnership distributed $92,000 to the Limited Partners and $1,000 to the General Partners for the quarter ended March 31, 1995.

      On June 15, 1995, the Partnership made a special distribution of $2,627,000 to the Limited Partners. This distribution, of $90 per Unit, represented the Partnership's portion of the proceeds received from the sale of the Northcastle Apartments on December 23, 1994 (see Note 5) plus certain excess Partnership reserves.



8. Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

   .

Schedule III- Real Estate and Accumulated Depreciation

                                                 PAINE WEBBER GROWTH PROPERTIES LP
                                        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                           MARCH 31, 1995
                                                           (In Thousands)

                                             Cost
                                           Capitalized                                                         Life on Which
                          Initial Cost to  (Removed)                                                           Depreciation
                          Partnership     Subsequent to   Gross Amount at Which Carried at                      in Latest
                            Venture        Acquisition             End of Year                                    Income
                                Buildings & Buildings &        Buildings &        Accumulated Date of       Date   Statement
Description  Encumbrances Land Improvements ImprovementsLand   Improvements Total DepreciationConstruction Acquired  is Computed
Apartment
Complex
San Antonio,
 TX         $ 6,962   $ 2,029    $11,518    $2,160   $ 2,029    $13,678  $15,707   $ 5,577    1972-1974    3/31/83   5-30 yrs

Notes:
(A)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $14,455,000.
(B)  See Note 6 of Notes to Financial Statements for a description of the mortgage debt encumbering the operating investment property.
(C)  Reconciliation of real estate owned:

                                                 1995              1994             1993


      Balance at beginning of year             $14,729           $14,555         $14,446
      Acquisitions and improvements                978               174             109
      Balance at end of year                   $15,707           $14,729         $14,555

(D)  Reconciliation of accumulated depreciation:
      Balance at beginning of year            $  4,984          $  4,488         $ 4,002
      Depreciation expense                         593               496             486
      Balance at end of year                  $  5,577          $  4,984         $ 4,488

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

    We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Growth Properties LP as of December 31, 1994 and 1993, and the related combined statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint

Ventures of PaineWebber Growth Properties LP at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As more fully described in Note 2 to the financial statements, Parkwood Montclair Partners and its partners are defendants in numerous lawsuits alleging various damages as a result of the fire which destroyed the venture's investment property. The joint venture and its partners dispute the allegations and discovery has commenced. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the combined financial statements.








                                /S/ ERNST & YOUNG LLP
                                ERNST & YOUNG LLP

Boston, Massachusetts
February 9, 1995


                           COMBINED JOINT VENTURES OF
                       PAINE WEBBER GROWTH PROPERTIES LP

                            COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (In Thousands)

                                     Assets

                                                             1994       1993

Current assets:
   Cash and cash equivalents                           $   1,108     $ 1,920
   Accounts receivable                                     1,594           -
   Prepaid expenses                                           76         126
         Total current assets                              2,778       2,046

Operating investment properties:
   Land                                                    4,325       9,547
   Buildings, improvements and equipment                  22,465      27,343
   Construction in progress                                    -       1,691
                                                          26,790      38,581
   Less: Accumulated depreciation                         (9,949)    (11,066)
      Allowance to reduce operating property to
      net realizable value                                     -      (1,593)
                                                          16,841      25,922

Reserves for repairs and capital improvements                 49         536
Deferred expenses, net of accumulated amortization
 of $166 in 1994 ($225 in 1993)                              135         466
                                                        $ 19,803     $28,970

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and other liabilities             $      386  $      571
   Accrued real estate taxes                                 241         239
   Accrued interest                                            -         272

   Accrued management fee                                     15          18
   Tenant security deposits                                  191         200
   Current portion of long-term debt                         159         216
   Notes payable to venturers                                  -         460
   Due to venturers                                        1,619           -
         Total current liabilities                         2,611       1,976

Reimbursements payable to venturer                         1,629       2,456

Deferred fees payable to affiliates                            -          20

Long-term debt                                            15,798      20,266

Venturers' capital (deficit)                                (235)      4,252
                                                         $19,803     $28,970


                            See accompanying notes.


                           COMBINED JOINT VENTURES OF
                       PAINE WEBBER GROWTH PROPERTIES LP

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
              For the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                1994        1993        1992
REVENUES:
   Rental income                            $  5,726     $ 5,509     $ 5,154
   Rental interruption insurance proceeds          -           -       1,110
   Interest and other income                     205         306         481
   Gains on settlement of insurance claims         -         250      11,802
                                               5,931       6,065      18,547

EXPENSES:
   Interest expense                            2,010       2,022       2,987
   Write down of investment property to
      net realizable value                         -       1,593           -
   Depreciation expense                        1,110       1,068       1,050
   Salaries                                      562         599         587
   Repairs and maintenance                       671         751         701
   Property operating expenses                   586         544         504
   Real estate taxes                             454         409         379
   General and administrative                    231         211         209
   Management fees                               339         289         340
   Reimbursements to partner                     209         454         414
   Professional fees                             204         400         119
   Tenant compensation expense                     -         250           -
                                               6,376       8,590       7,290

Operating income (loss)                         (445)     (2,525)     11,257

Net gain on sales of investment
 properties                                    1,041           -           -

Net income (loss)                                596      (2,525)     11,257

Recharacterization of prior year
 capital contribution
 to operating loan payable to venturer             -           -        (175)

Contributions from venturers                     154           -           -

Distributions to venturers                    (5,237)       (201)     (5,186)

Venturers' capital, beginning of year          4,252       6,978       1,082

Venturers' capital (deficit),
 end of year                               $    (235)    $ 4,252     $ 6,978


                            See accompanying notes.


                           COMBINED JOINT VENTURES OF
                       PAINE WEBBER GROWTH PROPERTIES LP

                       COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                1994        1993      1992
Cash flows from operating activities:
 Net income (loss)                         $     596   $  (2,525)    $11,257
 Adjustments to reconcile net
  income (loss) to net cash provided
  by (used for) operating activities:
   Net gain on sales of investment
    properties                                (1,041)          -           -
   Gains on settlement of insurance claims         -        (250)    (11,802)
   Depreciation and amortization               1,110       1,068       1,050
   Amortization of loan acquisition costs         30          31          55
   Write down of investment property
    to net realizable value                        -       1,593           -
   Changes in assets and liabilities:
    Accounts receivable                           (2)          2          96
    Prepaid expenses                              50           6          22
    Other assets                                 166           -          10
    Accounts payable and other liabilities      (169)        220        (125)
    Accrued interest                            (111)        118          29
    Accrued real estate taxes                      2         (71)        (91)
    Accrued management fees                       (3)         (3)          6
    Tenant security deposits                      (8)         18          22
    Reimbursements payable to partner           (693)        384         242
      Total adjustments                         (669)      3,116     (10,486)
      Net cash provided by (used for)
     operating activities                        (73)        591         771

Cash flows from investment activities:
 Net proceeds from sales of investment

  properties                                   9,110           -           -
 Additions to operating investment
  properties                                  (1,136)       (992)       (825)
 Decrease (increase) in reserve for
  capital expenditures                           (14)        (14)         19
 Expenditures related to fire                      -           -      (1,444)
      Net cash provided by (used for)
     investing activities                      7,960      (1,006)     (2,250)

Cash flows from financing activities:
 Repayment of long-term debt                  (4,525)     (3,830)    (19,221)
 Distributions to venturers                   (4,151)       (201)     (5,186)
 Repayments of operating loans
  payable to venturers                          (106)          -      (1,354)
 Refund of debt issuance costs                    83           -           -
 Proceeds from issuance of long-term
  debt net of $301
   debt issuance costs and $501
   capital improvement escrow                      -       3,571           -
 Proceeds from insurance settlements               -         250      27,578
 Proceeds from operating loans payable
  to venturers                                     -         238       1,089
      Net cash provided by (used for)
     financing activities                     (8,699)         28       2,906

Net increase (decrease) in
 cash and cash equivalents                      (812)       (387)      1,427

Cash and cash equivalents,

 beginning of year                             1,920       2,307         880
Cash and cash equivalents, end of year    $    1,108     $ 1,920     $ 2,307

Cash paid during the year for interest    $    2,023     $ 1,872     $ 2,903

                            See accompanying notes.

1. Summary of significant accounting policies
   Organization

       The accompanying financial statements of the Combined Joint Ventures of PaineWebber Growth Properties, LP include the accounts of Rocky Mountain Partners, a Colorado general partnership; Grouse Run Associates I and II, California general partnerships; Plano Chisholm Place Associates, a Texas general partnership; Austin Northcastle Partners, a Texas general partnership; and Parkwood Montclair Partners, a California general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-ventures and PaineWebber Growth Properties, LP (PWGP) which owns a majority interest in each of the joint ventures mentioned below. As further described in Note 2, Austin Northcastle Partners sold its operating investment property on December 23, 1994 and liquidated its operations subsequent to year-end. Also, as further described in Note 2, Parkwood Montclair Partners sold the land at the former site of the Parkwood Apartments on April 15, 1994 to an affiliate of the co-venture partner. Due to certain outstanding legal claims involving the Parkwoods joint venture, the venture was not liquidated subsequent to the sale of the land (see Note
   2).

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

   Basis of presentation

       Certain of the records of the Combined Joint Ventures are maintained on the income tax basis of accounting and are adjusted, principally for depreciation, to conform with generally accepted accounting principles for financial reporting purposes.

   Operating investment properties

       The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The operating investment property owned by the Parkwood Montclair Partners was destroyed by fire on October 20, 1991. Subsequent to the fire, the investment property consisted of land and construction in process which included capitalized real estate taxes and various other costs to ready the property for sale including zoning, grading, engineering and consulting studies. The land and construction in progress of Parkwood Montclair Partners was being held for sale as of December 31, 1993 and was written down to estimated net realizable value at December 31, 1993. Estimated net realizable value represents management's estimate of the sales price to be realized in the ordinary course of business, less costs of completion, holding and disposal. The operating investment properties owned by the other joint ventures were considered to be held for long-term investment purposes as of December 31, 1994 and 1993. Subsequent to year-end, management decided to actively market the Nob Hill Apartments for sale. However, since the current market value of the property is estimated to be equal to or greater than its net carrying value, no adjustments to the financial statement presentation of the Combined Joint Ventures will be required. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to thirty years. Professional fees (including deferred acquisition fees paid to an affiliate of the general partner, see Note 3), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

     The Combined Joint Ventures have reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Combined Joint Ventures' financial statements.

   Deferred expenses

       Deferred expenses consist primarily of loan fees which are being amortized over the terms of the related loans. Such amortization expense is included in interest expense on the accompanying statements of operations.

   Income tax matters


       The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

   Cash and cash equivalents

       For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

      In accordance with the joint venture agreements, certain cash balances are restricted for insurance, real estate taxes and tenant security deposits. However, should cash be required for operating expenditures, the partners may modify the joint venture agreements. Included in the cash and cash equivalents balance are the following restricted amounts:

                                                December 31,     December 31
                                                   1994            1993

    Reserve for tenant security deposits       $    191          $   200
    Reserve for insurance and tax deposits          276              274
                                               $    467          $   474

      In addition, the mortgage loan of one of the joint ventures provides that, effective July 1991, the venture must maintain a cash balance in the amount of $100,000 restricted for the payment of future capital expenditures. To the extent that the venture does not expend a minimum of $100,000 in annual capital improvements, the loan agreement requires an increase in the amount to be held in the restricted account. Such restricted cash amounts aggregate $100,000 at December 31, 1994 and 1993 and are included in the balance of cash and cash equivalents on the accompanying balance sheet.

   Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.



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

   d.  Austin Northcastle Partners

      The joint venture owned and operated Northcastle Apartments, a 170-unit apartment complex located in Austin, Texas. On December 23, 1994, Austin Northcastle Partners sold the Northcastle Apartments to an unaffiliated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of approximately $1,620,000 from the sale. PWGP's share of such proceeds was $1,581,000, in accordance with the terms of the joint venture agreement. The venture recognized a gain on the sale of approximately $1,204,000 to the extent that the sales price exceeded the net book value of the operating investment property at the time of the sale.

   e.  Parkwood Montclair Partners

      The joint venture owned and operated Parkwoods Apartments, a 433-unit apartment complex located in Oakland, California. The operating investment property was entirely destroyed by fire on October 20, 1991. The net book value of the operating investment property at that date, excluding land, was $14,108,000. The joint venture had in place sufficient insurance coverage on the investment property as of the date of the fire. In May 1992, the joint venture and the insurance carrier agreed on the extent of the losses and entered into a cash settlement of $29,361,000. In September 1993, the joint venture and another insurance carrier entered into a cash settlement of $250,000 related to supplemental hazard insurance. Management estimated for financial statement purposes that the amount of the settlement related to rental interruption insurance was $1,783,000, of which $673,000 was received prior to December 31, 1991. The net settlement proceeds were used as follows: (i) $19,000,000 in full payment of first mortgage loan, (ii) $1,418,000 ($65,000 of accrued interest) in full payment of operating loans payable to PWGP, (iii) $171,000 in payment of reimbursements payable to PWGP, (iv) $4,691,000 distributed to PWGP, and (v) $2,547,000 retained by the joint venture.

      The excess of the net settlement proceeds (net of rental interruption proceeds) over the net book value of the property and unamortized loan fees resulted in gains of $250,000 in 1993 and $11,802,000 in 1992. Certain costs incurred directly related to the fire including site cleanup, property management and legal fees aggregating $1,444,000 were offset in deriving the gain in 1992.

      During 1993, the joint venture was successful in obtaining approval for the construction of a condominium complex on the land. The reconstruction plans were for a project of similar size and density to that of the former Parkwood Apartment complex. Management believed these condominium conversion and site plan approvals would substantially facilitate the future sale of the land. During calendar 1994, the joint venture paid approximately $500,000 to secure certain building permits required in order to proceed with the planned reconstruction. In connection with obtaining the site plan approvals, the joint venture entered into a settlement agreement with the former tenants of the operating investment property related to their rights in the condominium conversion. Under the terms of this agreement, the venture agreed to pay the former tenants approximately $250,000 and to offer certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project.

      On April 15, 1994, Parkwood Montclair Partners sold the land on the former site of the Parkwoods Apartments to an affiliate of PWGP's co-venture partner. The property was sold for $4,750,000. After paying all closing costs, the net sales proceeds amounted to approximately $4,699,000. Parkwood Montclair Partners retained a portion of the proceeds, which will be used to pay the $250,000 settlement amount pursuant to the agreement with the former tenants of the Parkwoods Apartments and to fund ongoing costs associated with the claims described below. The remaining portion of the proceeds was distributed to the venture partners in accordance with the terms of the joint venture agreement, with PWGP receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. The net sales price of the land was less than its net carrying value at the date of the sale by approximately $163,000. An additional loss equal to such amount was recognized in 1994. Due to the outstanding legal claims involving the venture, as discussed further below, Parkwood Montclair Partners was not liquidated at the time of the sale of the land.

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

3. Related party transactions

      The Combined Joint Ventures originally executed property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to 4 to 5% of gross receipts, as defined in the agreements.

      The joint venture agreements provide that the co-venturers will reimburse PWGP for their proportionate share of PWGP's management fees and certain out-of-pocket expenses incurred by PWGP in connection with the general management of the joint ventures. Such reimbursements are payable only to the extent of available cash flow from operations and are cumulative to the extent not paid. The Combined Joint Ventures owed PWGP reimbursements totalling $209,000, $454,000 and $414,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Cumulative unpaid reimbursements aggregated $1,662,000 and $2,456,000 at December 31, 1994 and 1993,
   respectively.

      Certain of the joint ventures entered into consulting agreements with affiliates of their partners for the purpose of enhancement of the marketing and rental value of the property. The joint ventures began paying quarterly consulting fees commencing in 1983 and 1984, of which the total amount to be paid was $530,000. Quarterly payments were payable only out of distributable net cash flow or capital proceeds in accordance with the terms of the joint venture agreements. As of December 31, 1994, all deferred consulting fees had been paid in full.

      Included in accounts payable at December 31, 1993 is $21,000, payable to the partners of Parkwood Montclair Partners for the reimbursement of disbursements made on behalf of the joint venture.

      Notes payable to partners at December 31, 1993 consists of $437,000 owed to PWGP and $23,000 owed to the co-venturer in the Northcastle joint venture for advances made to the venture. The loans bore interest at 12% per annum. The loans and accrued interest were paid off in connection with the sale of the Northcastle Apartments during 1994.

4. Reserves for repairs and capital improvements

      Under the terms of certain joint venture agreements, the joint ventures are required to maintain a cash reserve for capital expenditures consisting of an initial amount to be increased for each month of operations of the operating investment property by the joint ventures by an amount equal to 2% of the gross rents. Unless otherwise determined by the joint ventures, the principal amount of funds in the capital reserve shall only be expended for capital repairs to, or replacement of, portions of the operating properties as set forth in a budget or approved by the joint ventures. At December 31, 1994, the balance of reserves for repairs and capital improvements consists of an escrow account maintained by Grouse Run Associates I and II. The balance of reserves for repairs and capital improvements at December 31, 1993 consisted primarily of debt proceeds held by the lender of the mortgage secured by the Northcastle Apartments to pay for future property improvements to the apartment complex as required under the terms of a HUD regulatory agreement (see Note 5).

5. Long-term debt

   Long-term debt at December 31, 1994 and 1993 consists of the following (in thousands):

                                                        1994       1993

     Nonrecourse mortgage note secured by a
     first deed of trust on the Tantra Lake
     Apartments.  The loan bears interest at
     10.5% per annum, monthly payments of
     principal and interest of $84,000 will be
     made through June 1, 1996 when the
     remaining unpaid balance is due.                   $ 8,594    $8,703

     Nonrecourse mortgage note secured by an all
     inclusive trust deed on the Northcastle
     operating property.  The loan bore interest
     at a rate of 7.375% per annum and was
     payable in monthly principal and interest
     installments of $32,000 through 2018.                    -     4,373

     Nonrecourse mortgage note secured by a deed
     of trust on the Grouse Run I operating
     property and guaranteed by the Federal
     Housing Administration.  The loan bears
     interest at a rate of 7.5% per annum and is
     payable in monthly principal and interest
     installments of $11,000. The remaining
     unpaid balance is due February 1, 2019.              1,420     1,441

     Nonrecourse mortgage note secured by a deed of trust on the Grouse Run II operating property and guaranteed by the Federal

     Housing Administration.  The loan bears
     interest at a rate of 7.5% per annum and is
     payable in monthly principal and interest
     installments of $13,000 with the remaining
     unpaid balance due February 1, 2020.                 1,783     1,805





     Real estate lien note payable secured by
     the Chisholm Place operating property and
     an assign-ment of rents.  The note is
     nonrecourse, bears interest on the unpaid
     principal balance at a rate of 10% per
     annum and is payable in monthly principal
     and interest installments, with the entire
     principal balance due on October 1, 2001.           4,160     4,160


     Total long-term debt                               15,957    20,482

     Less:  current portion                               (159)     (216)
                                                       $15,798   $20,266

     .
     Maturities of long-term debt for each of the next five years and thereafter are as follows:

      1995        $   159
      1996          8,533
      1997             54
      1998             59
      1999             63
      Thereafter    7,089
                 $ 15,957

Schedule III - Real Estate and Accumulated Depreciation

                                                  COMBINED JOINT VENTURES OF
                                              PAINE WEBBER GROWTH PROPERTIES LP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1994
                                                           (In Thousands)
                                                Costs
                                              (Removed)                                                              Life on Which
                                              Capitalized                                                             Depreciation
                              Initial Cost to  Subsequent to  Gross Amount at Which Carried at                          in Latest
                           Partnership          Acquisition         End of Year                                          Income
                                    Buildings &  Buildings &       Buildings &        Accumulated  Date of      Date     Statement
Description  Encumbrances (B) Land  Improvements Improvements Land Improvements Total Depreciation Construction Acquired is Computed
COMBINED JOINT VENTURES:

Apartment Complex
Plano, TX       $ 4,160  $  1,744  $  6,250  $      154$   1,744   $  6,404 $  8,148  $  2,588     1982         5/31/83  5-30 yrs

Apartment Complex
Stockton, CA      3,203       545     4,914         479      545      5,393    5,938     2,413     1980         3/31/83  5-30 yrs

Apartment Complex
Boulder, CO       8,594     2,036     8,747       1,921    2,036     10,668   12,704     4,948     1974         2/17/83  5-30 yrs


                $15,957   $ 4,325   $19,911      $2,554   $4,325    $22,465  $26,790   $ 9,949

Notes:
(A)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $26,436,000.
(B)  See Note 5 of Notes to Financial Statements for a description of the debt encumbering the operating investment properties.
(C)  Reconciliation of real estate owned:
                                               December 31      December 31,      December 31,
                                                  1994              1993              1992

      Balance at beginning of year            $ 38,581           $37,589           $36,764
      Acquisitions and improvements              1,136               992               825
      Dispositions                             (12,927)                -                 -
      Balance at end of year                  $ 26,790          $ 38,581           $37,589

(C)  Reconciliation of accumulated depreciation:
      Balance at beginning of year          $   11,066          $  9,998          $  8,948
      Depreciation expense                       1,110             1,068             1,050
      Dispositions                              (2,227)                -                 -
      Balance at end of year                  $  9,949          $ 11,066           $ 9,998
