Form 10-Q
period 1995-06-30
PAINE WEBBER GROWTH PROPERTIES LP
filed 1995-08-14
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-10995



                   PAINE WEBBER GROWTH PROPERTIES LP
     (Exact name of registrant as specified in its charter)



            Delaware                                 04-2772109
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)



265 Franklin Street, Boston, Massachusetts                02110
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .








                       PAINE WEBBER GROWTH PROPERTIES LP

                          CONSOLIDATED BALANCE SHEETS
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)
                                     ASSETS



                                                          June 30   March 31

Operating investment property, at cost:
   Land                                              $     2,029 $     2,029
   Buildings improvements and equipment                   13,716      13,678
                                                          15,745      15,707
   Less accumulated depreciation                          (5,745)     (5,577)
                                                          10,000      10,130
Investments in unconsolidated joint
  ventures, at equity                                      1,385       1,329
Cash and cash equivalents                                    804       3,493
Real estate tax and insurance escrow deposit                  93         244
Capital improvement and replacement escrow deposits          255         329
Accounts receivable                                           10           8
Deferred loan costs, net                                     509         513
Other assets                                                  31          40
                                                      $   13,087   $  16,086


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                 $      122    $    304
Accrued interest payable                                     169         155
Mortgage note payable                                      6,944       6,962
Tenant security deposits                                      22          24
Other liabilities                                             29          31



Partners' capital                                          5,801       8,610
                                                     $    13,087    $ 16,086

















                            See accompanying notes.



                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                                                 1995      1994
REVENUES:
  Rental income                              $    482   $   464
  Reimbursements from affiliates                   44        54
  Interest and other income                        83        47
                                                  609       565

EXPENSES:
  Property operating expenses                     240       244
  Depreciation and amortization                   168       125
  Interest expense                                146       135
  Real estate taxes                                54        51
  Management fees                                   9         -
  General and administrative                      133        62
                                                  750       617

Operating loss                                   (141)      (52)

Venture partner's share of



  consolidated venture's operations                 1         1

Partnership's share of unconsolidated
  ventures' income                                 51        73

NET INCOME (LOSS)                              $  (89)  $    22

Per Limited Partnership Unit:
  Net income (loss)                           $  (3.00)   $ 0.75

  Cash distributions                          $  93.14  $ 158.00

The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.


                            See accompanying notes.



                       PAINE WEBBER GROWTH PROPERTIES LP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)



                                                      General        Limited
                                                      Partners       Partners

Balance at March 31, 1994                            $   (69)        $ 13,152
Cash distribution                                          -           (4,613)
Net income                                                 -               22
BALANCE AT JUNE 30, 1994                             $   (69)       $   8,561

Balance at March 31, 1995                            $     -        $   8,610
Cash distributions                                        (1)          (2,719)
Net loss                                                  (1)             (88)
BALANCE AT JUNE 30, 1995                             $    (2)       $   5,803




                            See accompanying notes.


                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In Thousands)




                                                       1995            1994
Cash flows from operating activities:
   Net income (loss)                                $     (89)     $     22
   Adjustments to reconcile net income
    (loss) to net cash
    used for operating activities:
      Reimbursements from affiliates                      (44)          (54)
      Venture partner's share of consolidated
       venture's operations                                (1)           (1)
      Partnership's share of unconsolidated
       ventures' income                                   (51)          (73)
      Depreciation and amortization                       168           125
      Amortization of deferred loan costs                   4             6
      Changes in assets and liabilities:
       Real estate tax and insurance escrow deposit       152            95
       Accounts receivable                                 (2)            2
       Other assets                                         9            19
       Accounts payable and accrued expenses             (182)         (197)
       Accrued interest payable                            14            36
       Other liabilities                                   (2)            -
       Tenant security deposits                            (2)           (2)
          Total adjustments                                63           (44)
          Net cash used for operating activities          (26)          (22)

Cash flows from investing activities:



   Distributions from unconsolidated joint ventures        39         4,597
   Net withdrawals from (deposits to) capital
    improvement and replacement escrow                     74           (16)
   Additions to operating investment property             (38)          (39)
         Net cash provided by investing activities         75         4,542

Cash flows from financing activities:
   Principal payments on mortgage note payable            (18)          (16)
   Distributions to partners                           (2,720)       (4,613)
          Net cash used for financing activities       (2,738)       (4,629)

Net decrease in cash and cash equivalents              (2,689)         (109)

Cash and cash equivalents, beginning of period          3,493         1,625

Cash and cash equivalents, end of period           $      804      $  1,516

Cash paid during the period for interest           $      128      $     93



                             See accompanying notes



1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Ventures

      The Partnership has investments in four unconsolidated joint ventures at June 30, 1995 (five at June 30, 1994). Three of the unconsolidated joint ventures own and operate residential apartment complexes (four at June 30, 1994). As discussed further in the Annual Report, one unconsolidated joint venture had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994 this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods' joint venture will not be liquidated in the near-term due to certain outstanding legal matters related to the aforementioned fire.



      On December 23, 1994, Austin Northcastle Partners, a joint venture in which the Partnership had an interest, sold the property known as the Northcastle Apartments, located in Austin, Texas, to an unrelated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of approximately $1,620,000 from the sale. The Partnership's share of such proceeds was $1,581,000, in accordance with the terms of the joint venture agreement. On June 15, 1995, the Partnership made a special distribution of $2,627,000, or $90 per unit, to the Limited Partners which included the net proceeds from the Northcastle sale and certain excess Partnership reserves.

      The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these ventures. Under the equity method the investments are carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.


      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS



               For the three months ended March 31, 1995 and 1994
                                 (in thousands)

                                                 1995      1994

   Rental revenues and expense recoveries     $ 1,148    $1,370
   Interest and other income                       23       210
                                                1,171     1,580

   Property operating expenses                    513       761
   Interest expense                               397       479
   Depreciation and amortization                  216       273
                                                1,126     1,513

   Net income                                $     45    $   67

   Net income:
     Partnership's share of combined
      income (loss)                          $     51    $   73
     Co-venturers' share of combined
      income (loss)                                (6)       (6)
                                             $     45    $   67

3. Operating Investment Property



      The Partnership has a controlling interest in one joint venture, Nob Hill Partners, which owns Nob Hill Apartments, a 368-unit apartment complex located in San Antonio, Texas. As explained further in the Annual Report, during fiscal 1993 the Partnership assumed control over the affairs of the joint venture as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of this joint venture on a consolidated basis.
   The joint venture has a year-end of December 31 for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the consolidated results of the joint venture on a three-month lag.

      The following is a summary of property operating expenses for the three months ended March 31, 1995 and 1994 (in thousands):

                                         1995        1994

               Repairs and maintenance   $ 63      $  60
               Utilities                   30         29
               Management fees             20         19
               Insurance                   15          7
               Administrative and other   112        129
                                         $240       $244

4.  Related Party Transactions




      The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totaled $44,000 and $54,000 for the three months ended June 30, 1995 and 1994, respectively.

      Since the Partnership reinstated the payment of regular quarterly
distributions to the Limited Partner    effective November 15, 1994, the Adviser
is entitled to earn certain asset management fees. The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated
by the Partnership,      as defined, subject to certain limitations.  Such
management fees totalled $9,000 for the three months ended  June 30, 1995.

      Included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $25,000 and $27,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the three months ended June 30, 1995 and 1994, respectively.

5.  Mortgage Note Payable

      Mortgage note payable at June 30, 1995 and March 31, 1995 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):

                                              June 30        March 31

   7.375% mortgage note payable secured by the
   Nob Hill operating property.                $6,944       $6,962

      The above debt obligation represents a nonrecourse mortgage note payable to a third party and insured by the U.S. Department of Housing and Urban Development (HUD). The principal and interest on the note are to be paid in monthly installments of $49,000 commencing December 1, 1993, until November 1, 2023. In addition, the property submits monthly escrow deposits of $29,000 for taxes, insurance and a replacement reserve required under the terms of the HUD regulatory agreement.

6. Contingencies



      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.



                       PAINE WEBBER GROWTH PROPERTIES LP

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

   As previously reported, management is currently in the process of using excess reserves from the September 1993 HUD loan refinancing to substantially upgrade the Nob Hill Apartments. A major capital improvement project commenced in fiscal 1995 which included significant exterior renovations to this 23-year old, San Antonio property. Management plans to focus on upgrading the property's apartment unit interiors in early fiscal 1996. These improvements will include updated light fixtures in the dining rooms as well as new floor tiling. These improvements will permit Nob Hill to remain competitive as new properties are constructed in the local market and as older properties undergo similar renovations. As a result of the recently completed improvements, the property's attractive assumable financing and the increased competition in the San Antonio market, management has decided to actively market Nob Hill for sale in fiscal 1996. Through early August 1995, several preliminary offers had been received on the property. Management is presently in the process of analyzing the offers and negotiating with prospective buyers in an effort to determine if a sale can be completed on favorable terms. Management's hold/sell decisions with respect to Nob Hill, as well as the other remaining investment properties, will be based on an assessment of the impact on the overall returns to the Limited Partners.

   As discussed in the Annual Report, management has filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. Management continues to pursue collection of these reimbursements; however, it is uncertain at this time how much, if any, of the Partnership's reimbursement claims will be recovered. The legal proceedings related to the Oakland fire included certain court-supervised mediation hearings during fiscal 1995 which have led to the settlement of the majority of the outstanding claims as of early August 1995. Based on these proceedings and the settlements executed to date, management is confident that the amount of any legal defense costs, award judgments and negotiated settlements will be covered under the venture's liability insurance policies.



    At June 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $804,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership and for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The future source of liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the investment properties.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1995

   The Partnership reported a net loss of $89,000 for the three months ended June 30, 1995 as compared to net income of $22,000 for the same period in the prior year. This unfavorable change in net operating results is mainly due to an increase in the Partnership's operating loss of $89,000. This increase in operating loss is primarily a result of an increase in general and administrative expenses of $71,000 and an increase in depreciation and amortization expense of $43,000. General and administrative expenses increased mainly due to additional expenditures incurred related to an independent valuation of the Partnership's operating properties which was commissioned in fiscal 1995 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities. Depreciation and amortization expense increased as a result of significant fixed asset additions to the Nob Hill operating investment property during fiscal 1995. The increases in general and administrative expenses and depreciation and amortization expense were partially offset by an increase in interest income earned on short-term investments of $36,000. Interest income increased as a result of a significant increase in the Partnership's average outstanding cash balances due to the receipt of the proceeds from the sale of the Northcastle Apartments and an increase in the interest rates earned on such cash balances. In addition to the increase in operating loss, the Partnership's share of unconsolidated ventures' income decreased by $22,000 in the current period. This decrease is primarily the result of the sale of the Northcastle Apartments in December 1994. As a result of the sale, no operating results for Northcastle are included in the combined operations of the unconsolidated joint ventures for the three months ended June 30, 1995.



                                    PART II
                               OTHER INFORMATION
Item 1. Legal Proceedings

     As discussed in the Company's quarterly report on Form 10-Q for the period ended February 28, 1995, in November 1994, a series of purported class actions (the `New York Limited Partnership Actions'') were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The Managing General Partner continues to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE
(b) Reports on Form 8-K:

     No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.



                     PAINE WEBBER GROWTH PROPERTIES LP


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PAINE WEBBER GROWTH PROPERTIES LP


                              By: FIRST PW GROWTH PROPERTIES, INC.
                                      Managing General Partner



                              By:/s/ Walter V. Arnold
                                  Walter V. Arnold
                                  Senior Vice President and
                                  Chief Financial Officer




Date:  August 12, 1995