Form 10-Q
period 1995-09-30
PAINE WEBBER GROWTH PROPERTIES LP
filed 1995-11-14
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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



                       PAINE WEBBER GROWTH PROPERTIES LP

                          CONSOLIDATED BALANCE SHEETS
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)
                                     ASSETS




                                                       September 30  March 31

Operating investment property, at cost:
   Land                                             $     2,029  $     2,029
   Buildings improvements and equipment                  13,726       13,678
                                                         15,755       15,707
   Less accumulated depreciation                         (5,914)      (5,577)
                                                          9,841       10,130
Investments in unconsolidated joint
  ventures, at equity                                     1,203        1,329
Cash and cash equivalents                                   941        3,493
Real estate tax and insurance escrow deposit                165          244
Capital improvement and replacement escrow deposits         273          329
Accounts receivable                                          11            8
Deferred loan costs, net                                    505          513
Other assets                                                 13           40
                                                      $  12,952    $  16,086


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses               $       161  $       304
Accrued interest payable                                    183          155
Mortgage note payable                                     6,927        6,962
Tenant security deposits                                     20           24



Other liabilities                                            28           31
Partners' capital                                         5,633        8,610
                                                      $  12,952    $  16,086
















                            See accompanying notes.



                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)



                                     Three Months Ended      Six Months Ended
                                        September 30,         September 30,
                                  1995         1994         1995        1994

REVENUES:
   Rental income                $   515     $   465       $  997      $  929
   Reimbursements from affiliates    52          57           96         111
   Interest and other income         33          66          116         113
                                    600         588        1,209       1,153

EXPENSES:
   Property operating expenses      283         202          523         446
   Depreciation                     169         137          337         262
   Interest expense                 146         187          292         322
   Real estate taxes                 57          48          111          99
   Management fees                    9           -           18           -
   General and administrative        90          78          223         140
                                    754         652        1,504       1,269

Operating loss                     (154)        (64)        (295)       (116)

Venture partner's share of
   consolidated venture's
   operations                         1           -            2           1

Partnership's share of
   unconsolidated
   ventures' income (losses)         78        (118)         129         (45)




NET LOSS                      $     (75)    $  (182)    $   (164)    $  (160)

Per Limited Partnership Unit:
   Net loss                      $(2.58)     $(6.17)       $(5.58)   $  (5.42)

   Cash distributions            $ 3.15   $       -        $96.29     $158.00



The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.










                            See accompanying notes.



                       PAINE WEBBER GROWTH PROPERTIES LP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the six months ended September 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)




                                                    General        Limited
                                                    Partners       Partners

Balance at March 31, 1994                           $   (69)      $ 13,152
Cash distribution                                         -         (4,612)
Net loss                                                 (2)          (158)
BALANCE AT SEPTEMBER 30, 1994                       $   (71)      $  8,382

Balance at March 31, 1995                           $     -       $  8,610
Cash distributions                                       (2)        (2,811)
Net loss                                                 (2)          (162)
BALANCE AT SEPTEMBER 30, 1995                       $    (4)      $  5,637








                            See accompanying notes.


                       PAINE WEBBER GROWTH PROPERTIES LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In Thousands)

                                                       1995            1994
Cash flows from operating activities:
   Net loss                                         $    (164)    $    (160)
   Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Reimbursements from affiliates                      (96)         (111)
      Venture partner's share of consolidated
       venture's operations                                (2)           (1)
      Partnership's share of unconsolidated
       ventures' income (losses)                         (129)           45
       Depreciation                                        337           262
      Amortization of deferred loan costs                   8             8
      Changes in assets and liabilities:
       Real estate tax and insurance escrow deposit        79            62
       Accounts receivable                                 (3)          (98)
       Other assets                                        27           110
       Accounts payable and accrued expenses             (142)           31
       Accrued interest payable                            28            36
       Other liabilities                                   (3)            -
       Tenant security deposits                            (4)           (4)
          Total adjustments                               100           340
          Net cash provided by (used for)
           operating activities                           (64)          180

Cash flows from investing activities:
   Distributions from unconsolidated
    joint ventures                                        352         4,830
   Net withdrawals from  capital
    improvement and replacement escrow                     56            14
   Additions to operating investment property             (48)         (286)
         Net cash provided by investing
           activities                                     360         4,558

Cash flows from financing activities:
   Principal payments on mortgage note payable            (35)          (33)
   Distributions to partners                           (2,813)       (4,613)
          Net cash used for financing activities       (2,848)       (4,646)

Net increase (decrease) in cash
 and cash equivalents                                  (2,552)           92

Cash and cash equivalents, beginning of period          3,493         1,625

Cash and cash equivalents, end of period           $      941      $  1,717

Cash paid during the period for interest           $      256     $     222




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

2. Investments in Unconsolidated Joint Ventures

      The Partnership has investments in four unconsolidated joint ventures at September 30, 1995 (five at September 30, 1994). Three of the unconsolidated joint ventures own and operate residential apartment complexes (four at September 30, 1994). As discussed further in the Annual Report, one unconsolidated joint venture had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994 this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods' joint venture will not be liquidated in the near-term due to certain outstanding legal matters related to the aforementioned fire.

      On December 23, 1994, Austin Northcastle Partners, a joint venture in which the Partnership had an interest, sold the property known as the Northcastle Apartments, located in Austin, Texas, to an unrelated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of $1,620,000 from the sale. The Partnership's share of such proceeds was $1,581,000, in accordance with the terms of the joint venture agreement. On June 15, 1995, the Partnership made a special distribution of $2,627,000, or $90 per unit, to the Limited Partners which included the net proceeds from the Northcastle sale and certain excess Partnership reserves.

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


      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)



                                     Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1995       1994        1995         1994

    Rental revenues and
       expense recoveries         $1,160      $1,362      $2,308      $2,732
    Interest and other income         39          44          62         254
                                   1,199       1,406       2,370       2,986

    Property operating expenses      512         779       1,025       1,540
    Interest expense                 396         489         793         975
    Depreciation and amortization    216         266         432         532
                                   1,124       1,534       2,250       3,047

    Net income (loss)            $    75     $  (128)    $   120    $    (61)

    Net income:
      Partnership's share of
       combined income (loss)    $    78     $  (118)    $   129    $    (45)
      Co-venturers' share of
       combined loss                  (3)        (10)         (9)        (16)
                                 $    75      $ (128)    $   120    $    (61)




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

      Subsequent to the end of the current quarter, on October 18, 1995, the Partnership signed a letter of intent to sell the Nob Hill Apartments to a third party for $10 million. The sale remains subject to the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development to the buyer's assumption of the outstanding first mortgage loan. Accordingly, the can be no assurances that the sale transaction will be consummated.



      The following is a summary of property operating expenses for the three and six months ended June 30, 1995 and 1994 (in thousands):

                               Three Months Ended           Six Months Ended
                                       June 30,                  June 30,
                                    1995        1994        1995        1994

       Repairs and maintenance    $   84       $  14      $  147      $   74
       Utilities                      34          22          64          51
       Management fees                21          20          41          39
       Insurance                      14          35          29          42
       Administrative and other      130         111         242         240
                                   $ 283        $202      $  523      $  446




4.  Related Party Transactions

      The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $96,000 and $111,000 for the six months ended September 30, 1995 and 1994, respectively.

      Since the Partnership reinstated the payment of regular quarterly distributions to the Limited Partner effective November 15, 1994, the Adviser is entitled to earn certain asset management fees. The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $18,000 for the six months ended September 30, 1995.

      Included in general and administrative expenses for the six months ended September 30, 1995 and 1994 is $47,000 and $49,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the six months ended September 30, 1995 and 1994, respectively.

5.  Mortgage Note Payable

      Mortgage note payable at September 30, 1995 and March 31, 1995 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):

                                              September 30  March 31

   7.375% mortgage note payable secured by
   the Nob Hill operating property.          $6,927    $6,962

      The above debt obligation represents a nonrecourse mortgage note payable to a third party and insured by the U.S. Department of Housing and Urban Development (HUD). The principal and interest on the note are to be paid in monthly installments of $49,000 commencing December 1, 1993, until maturity on November 1, 2023. In addition, the property submits monthly escrow deposits of $29,000 for taxes, insurance and a replacement reserve required under the terms of the HUD regulatory agreement.

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



                       PAINE WEBBER GROWTH PROPERTIES LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    As previously reported, as a result of increases in apartment development activity in the local market, as well as the attractive, assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. Subsequent to the end of the current quarter, on October 18, 1995, the Partnership signed a letter of intent with a third party to sell the Nob Hill Apartments for $10 million. The sale remains subject to the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development (HUD) to the buyer's assumption of the outstanding first mortgage loan. Accordingly, there can be no assurances that the sale transaction will be consummated. The Partnership would receive net proceeds from the proposed sale of approximately $2.7 million. Management would expect to distribute substantially all of these proceeds to the Limited Partners following the receipt of HUD approval, which could take several months to obtain. While the Nob Hill property is currently 93% occupied, it will soon have strong competition from a significant number of new multi-family units currently being developed. This increase in the supply of apartment units is expected to result in pressure to reduce rental rates or use rent concessions as leasing incentives to maintain occupancy levels and market share. In addition, despite the recent, extensive capital improvement program at the property, the property's age would require increased capital to maintain. As a result of these conditions, management believes that values for this 25-year-old, 368-unit, San Antonio, Texas apartment complex are at or near their peak for the current market cycle.

   The local apartment markets where the Chisholm Place and Tantra Lake apartment complexes are located have experienced continuous gradual improvement over the past 2 to 3 years, which has allowed the respective properties to be more aggressive in seeking increased rents while also maintaining high occupancies. The operations of these investment properties reflect the generally improving conditions in the real estate markets for multi-family residential properties across the country. Lack of significant new construction activity over this period has allowed the oversupply which existed in many markets as a result of the overbuilding of the 1980s to be absorbed. The results of such absorption, combined with the effects of a recovering national economy, have been a gradual improvement in economic occupancy levels and effective rental rates and a corresponding increase in property values in most markets. Management expects to see continued improvement in the multi-family sector of these real estate markets in the near-term and may seek favorable opportunities to sell certain of its remaining operating investment properties if the magnitude of such improvement suggests that a current sale may be in the Partnership's best interests. The California real estate market, where the Partnership's Grouse Run Apartments property is located, represents an exception to the aforementioned market conditions. Conditions in California continue to be adversely affected by the condition of the region's economy, which has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Operations at Grouse Run, while affected by these conditions, continue to hold relatively steady at the present time. The improved operating performances of the other properties are expected to result in an overall improvement in cash flow to the Partnership. Because of these improved property performances and because the Partnership currently has sufficient reserves to meet its anticipated future capital needs, management reinstated the payment of quarterly cash distributions at the annual rate of 2% on remaining capital beginning with a payment made on November 15, 1994 for the quarter ended September 30, 1994. Subsequent to the June 1995 distribution of Northcastle sale proceeds and excess reserves, Limited Partners had a remaining capital account of $538 per original $1,000 investment. Distributions will continue at the 2% level as long as actual results of operations produce sufficient earnings to support such distributions.

   As discussed in the Annual Report, management filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Partnership to pay for building permits. The majority of the $450,000 is expected to be received by the Partnership by December 31, 1995.
The legal proceedings related to the Oakland fire included certain court-supervised mediation hearings during fiscal 1995 which have subsequently led to the settlement of the majority of the outstanding claims. Based on these proceedings and the settlements executed to date, management is confident that the amount of any legal defense costs, award judgments and negotiated settlements will be covered under the venture's liability insurance policies.

    At September 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $941,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership and for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The future source of liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the investment properties.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995

     The Partnership's net loss decreased by $107,000 for the three months ended September 30, 1995 when compared to the same period in the prior year. The primary reason for this decrease is a favorable change in the Partnership's share of unconsolidated ventures' income (losses). The Partnership reported income from the operations of its unconsolidated ventures of $78,000 for the current period as compared to losses of $118,000 for the same period in the prior year. The primary reason for this favorable change is due to certain costs being incurred by the Parkwoods joint venture in the prior year. Parkwoods incurred $113,000 of certain legal and administrative costs during the prior year in order to pursue the refund of $450,000 in costs previously incurred to secure the necessary building permits required to proceed with the planned reconstruction of the Parkwoods property, as discussed further above. The Parkwoods joint venture has had no significant operations during the current year. In addition, rental income increased at each of the Partnership's three remaining unconsolidated joint ventures, particularly at the Tantra Lakes Apartments, during the current year mainly due to increases in rental rates. The favorable change in the Partnership's share of unconsolidated ventures' income was partially offset by an increase in the Partnership's operating loss of $90,000. The increase in the Partnership's operating loss is primarily a result of increases in property operating expenses of $81,000 and depreciation expense of $32,000 at the Partnership's consolidated Nob Hill joint venture and a decrease in interest and other income of $33,000. Property operating expenses increased due to a significant increase in repairs and maintenance expense related to costs incurred to prepare the Nob Hill property for a possible sale. Depreciation expense increased as a result of significant fixed asset additions to the Nob Hill operating investment property during fiscal 1995. Interest and other income decreased due to decreases in interest income earned on smaller escrow deposit account balances. These increases in operating loss were partially offset by an increase in rental income at Nob Hill of $50,000 due to an increase in rental rates over the same period in the prior year.

Six Months Ended September 30, 1995



     The Partnership's net loss increased by $4,000 for the six months ended September 30, 1995 when compared to the same period in the prior year. This increase is a result of an increase in the Partnership's operating loss of $179,000 which was partially offset by a favorable change in the Partnership's share of unconsolidated ventures' income (losses) of $174,000. The increase in the Partnership's operating loss is primarily a result of increases in property operating expenses of $77,000 and depreciation expense of $75,000 at the Partnership's consolidated Nob Hill joint venture and an increase in general and administrative expenses of $83,000. Property operating expenses increased due to a significant increase in repairs and maintenance expense related to costs incurred to prepare the Nob Hill property for a possible sale. Depreciation expense increased as a result of significant fixed asset additions to the Nob Hill operating investment property during fiscal 1995. General and administrative expenses increased due to an increase in necessary professional fees. The Partnership has also incurred $18,000 of management fee expense in fiscal 1996, which it had not incurred in several years, due to the reinstatement of quarterly distributions to the limited partners. These increases in operating loss were partially offset by an increase in rental income at Nob Hill of $68,000 due to an increase in rental rates over the same period in the prior year.

     The Partnership reported income from the operations of its unconsolidated ventures of $129,000 for the current six-month period as compared to losses of $45,000 for the same period in the prior year. The primary reason for this favorable change is due to certain costs being incurred by the Parkwoods joint venture in the prior year. Parkwoods incurred $151,000 of certain legal and administrative costs during the prior year in order to pursue the refund of $450,000 in costs previously incurred to secure the necessary building permits required to proceed with the planned reconstruction of the Parkwoods property, as discussed further above. The Parkwoods joint venture has had no significant operations during the current year. In addition, rental income increased at each of the Partnership's three remaining unconsolidated joint ventures, particularly at the Tantra Lakes Apartments, during the current year mainly due to increases in rental rates.



                                    PART II
                               OTHER INFORMATION
Item 1. Legal Proceedings

     As discussed in the Company's quarterly report on Form 10-Q for the period ended June 30, 1995, in November 1994, a series of purported class actions (the `New York Limited Partnership Actions'') were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior quarterly report for further information. The Managing General Partner continues to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.




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




Date:  November 13, 1995