Form 10-Q
period 1995-12-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1996-02-09
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .


                         Commission File Number    :  0-10995



                      PAINE WEBBER GROWTH PROPERTIES LP
            (Exact name of registrant as specified in its charter)



 Delaware                                                   04-2772109
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                            Identification No.)



265 Franklin Street, Boston, Massachusetts                          02110
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                      PAINE WEBBER GROWTH PROPERTIES LP

                         CONSOLIDATED BALANCE SHEETS
               December 31, 1995 and March 31, 1995 (Unaudited)
                                (In thousands)


                                     ASSETS            December 31   March 31

Operating investment property, at cost:
   Land                                                $  2,029      $  2,029
   Buildings improvements and equipment                  13,748        13,678
                                                       --------       -------
                                                         15,777        15,707
   Less accumulated depreciation                         (6,083)       (5,577)
                                                          9,694        10,130
Investments in unconsolidated joint
  ventures, at equity                                     1,068         1,329
Cash and cash equivalents                                 1,099         3,493
Real estate tax and insurance escrow deposit                210           244
Capital improvement and replacement escrow deposits         283           329
Accounts receivable                                          13             8
Deferred loan costs, net                                    500           513
Other assets                                                 24            40
                                                       --------      --------
                                                       $ 12,891      $ 16,086
                                                       ========      ========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                  $    219      $    304
Accrued interest payable                                    197           155
Mortgage note payable                                     6,909         6,962
Tenant security deposits                                     19            24
Other liabilities                                            27            31
Partners' capital                                         5,520         8,610
                                                       --------      --------
                                                      $  12,891      $ 16,086
                                                       ========      ========















                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES LP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1995 and 1994 (Unaudited)
                     (In thousands, except per Unit data)

                                   Three Months Ended     Nine  Months  Ended
                                      December 31,            December 31,
                                   1995         1994        1995        1994

Revenues:
   Rental income                $   514     $   457       $ 1,511      $1,386
   Reimbursements from affiliates    50          57           146         168
   Interest and other income         79          53           195         166
                                -------     -------       -------      ------
                                    643         567         1,852       1,720

Expenses:
   Property operating expenses      255         321           778         732
   Depreciation                     169         171           506         441
   Interest expense                 146         155           438         448
   Real estate taxes                 56          51           167         150
   Management fees                    8           9            26           9
   General and administrative        85          73           308         213
                                -------     -------       -------      ------
                                    719         780         2,223       1,993

Operating loss                      (76)       (213)         (371)       (273)

Venture partner's share of
   consolidated venture's operations  1           2             3           3

Partnership's share of unconsolidated
    ventures' income                 41         154           170         109
                                -------     -------       -------      ------
Net loss                         $  (34)    $   (57)      $  (198)    $  (161)
                                =======     =======      ========     =======
Per Limited Partnership Unit:
   Net loss                      $(0.91)     $(1.94)       $(6.71)   $  (5.46)
                                =======     =======      ========     =======
   Cash distributions            $  3.01    $  3.14         $99.30     $161.14
                                =======     =======      ========     =======

The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.




                             See accompanying notes.



                      PAINE WEBBER GROWTH PROPERTIES LP

      CONSOLIDATED  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the nine months ended December 31, 1995 and 1994 (Unaudited)
                                (In thousands)

                                                      General       Limited
                                                     Partners       Partners

Balance at March 31, 1994                            $   (69)       $ 13,152
Cash distribution                                          -          (4,705)
Net loss                                                  (2)           (159)
                                                     -------        --------
Balance at December 31, 1994                         $   (71)       $  8,288
                                                     =======        ========

Balance at March 31, 1995                            $     -        $  8,610
Cash distributions                                        (3)         (2,889)
Net loss                                                  (2)           (196)
                                                     -------        --------
Balance at December 31, 1995                         $    (5)       $  5,525
                                                     =======        ========
































                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES LP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
        For the nine months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                         1995         1994
Cash flows from operating activities:
  Net loss                                            $   (198)   $    (161)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
   Reimbursements from affiliates                         (146)        (168)
   Venture partner's share of consolidated
   venture's operations                                     (3)          (3)
   Partnership's share of unconsolidated
   ventures' income                                       (170)        (109)
   Depreciation                                            506          441
   Amortization of deferred loan costs                      13           13
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposit           34           41
     Accounts receivable                                    (5)           1
     Other assets                                           16           42
     Accounts payable and accrued expenses                 (85)         (46)
     Accrued interest payable                               42           36
     Other liabilities                                      (4)           -
     Tenant security deposits                               (5)         (11)
         Total adjustments                                 193          237
                                                      --------     --------
         Net cash provided by (used for)
           operating activities                            (5)           76
                                                      --------     --------

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures        580        6,599
   Net withdrawals from capital
     improvement and replacement escrow                     46          526
   Additions to operating investment property              (70)        (762)
                                                      --------     --------
        Net cash provided by investing activities          556        6,363

Cash flows from financing activities:
   Principal payments on mortgage note payable             (53)         (50)
   Distributions to partners                            (2,892)      (4,705)
                                                       --------     --------
        Net cash used for financing activities          (2,945)      (4,755)

Net increase (decrease) in cash and cash equivalents    (2,394)       1,684

Cash and cash equivalents, beginning of period           3,493        1,625
                                                      --------     --------
Cash and cash equivalents, end of period              $  1,099     $  3,309
                                                      ========     ========
Cash paid during the period for interest              $    383     $    351
                                                      ========     ========



                            See accompanying notes

                      PAINE WEBBER GROWTH PROPERTIES LP
                        Notes to Financial Statements
                                 (Unaudited)


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

2.  Investments in Unconsolidated Joint Ventures

        The Partnership has investments in four unconsolidated joint ventures at December 31, 1995 (five at December 31, 1994). Three of the unconsolidated joint ventures own and operate residential apartment complexes (four at December 31, 1994). As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994 this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

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

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                   CONDENSED  COMBINED  SUMMARY OF OPERATIONS
         For the three and nine months ended September 30, 1995 and 1994
                                (in thousands)

                                   Three Months Ended       Nine  Months Ended
                                     September 30,            September 30,
                                    1995        1994        1995        1994

     Rental revenues and
        expense recoveries         $1,175      $1,429      $3,483      $4,161
     Interest and other income         37          68          99         173
                                   ------      ------      ------      ------
                                    1,212       1,497       3,582       4,334

     Property operating expenses      571         599       1,596       1,990
     Interest expense                 395         477       1,188       1,437
     Depreciation and amortization    216         272         648         819
                                   ------      ------      ------      ------
                                    1,182       1,348       3,432       4,246

     Net income                    $   30      $  149      $  150      $   88
                                   ======      ======      ======      ======
     Net income:
      Partnership's share of
        combined income (losses)   $   41      $  154     $   170      $  109
      Co-venturers' share of
        combined income (losses)      (11)         (5)        (20)        (21)
                                   ------      ------     -------      ------
                                   $   30      $  149     $   150      $   88
                                   ======      ======      ======      ======

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

        On October 18, 1995, the Partnership signed a letter of intent to sell the Nob Hill Apartments to a third party for $10 million. The sale was subject to the satisfactory completion of the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development to the buyer's assumption of the outstanding first mortgage loan. In January 1996, the buyer withdrew the offer to purchase the property. Management currently intends to re-market the property for sale during the fourth quarter of fiscal 1996. There are no assurances that a sale transaction will be completed in the near term.

        The following is a summary of property operating expenses for the three and nine months ended September 30, 1995 and 1994 (in thousands):

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                     1995        1994         1995       1994

        Repairs and maintenance     $  81       $ 132       $  228     $  207
        Utilities                      39          33          103         85
        Management fees                22          19           63         58
        Insurance                      15           6           44         74
        Administrative and other       98         131          340        308
                                    -----       -----       ------     ------
                                    $ 255       $ 321        $ 778     $  732
                                    =====       =====       ======     ======

4.  Related Party Transactions

        The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $146,000 and $168,000 for the nine months ended December 31, 1995 and 1994, respectively.

        Since the Partnership reinstated the payment of regular quarterly distributions to the Limited Partners effective November 15, 1994, the Adviser is entitled to earn certain asset management fees. The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $26,000 and $9,000 for the nine months ended December 31, 1995 and 1994, respectively.

        Included in general and administrative expenses for the nine months ended December 31, 1995 and 1994 is $70,000 and $75,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the nine months ended December 31, 1995 and 1994, respectively.

5.   Mortgage Note Payable

        Mortgage note payable at December 31, 1995 and March 31, 1995 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):

                                                       December 31  March 31

    7.375%   mortgage  note  payable
    secured    by   the   Nob   Hill
    operating property.                                 $6,909       $6,962
                                                        ======       ======

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

6.  Contingencies

         The Partnership is involved in certain legal actions. The Managing General Partner believes that these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                      PAINE WEBBER GROWTH PROPERTIES LP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As previously reported, as a result of increases in apartment development activity in the local market as well as the attractive, assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. During the current quarter, on October 18, 1995, the Partnership signed a letter of intent with a third party to sell the Nob Hill Apartments for $10 million. The sale was subject to the satisfactory completion of the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development (HUD) to the buyer's assumption of the outstanding first mortgage loan. As part of its due diligence process, the buyer raised certain issues regarding required repairs to the property and requested a price concession to offset the cost of such repairs. The Partnership had been negotiating with the buyer over the magnitude of the required repairs and the amount of the costs required to complete the repairs. However, no agreement could be reached regarding these issues and, in January 1996, the buyer withdrew the offer to purchase the property. Management currently intends to address and rectify, as necessary, the repair issues raised by the prospective buyer. In the meantime, the property will also be re-marketed to determine if a favorable sale opportunity might still be achievable. While the Nob Hill property is currently 91% occupied, it will soon have strong competition from a significant number of new multi-family units currently being developed. This increase in the supply of apartment units is expected to result in pressure to reduce rental rates or use rent concessions as leasing incentives to maintain occupancy levels and market share. In addition, despite the recent, extensive capital improvement program at the property, the property's age will require increased capital to maintain its competitive condition. As a result of these circumstances, management believes that values for this 25-year-old, 368-unit, San Antonio, Texas apartment complex may be at or near their peak for the current market cycle.

    The local apartment markets where the Chisholm Place and Tantra Lake apartment complexes are located have experienced continuous gradual improvement over the past 2-to-3 years, which has allowed the respective properties to be more aggressive in seeking increased rents while also maintaining high occupancies. The operations of these investment properties reflect the generally improving conditions in the real estate markets for multi-family residential properties across the country. Lack of significant new construction activity over this period has allowed the oversupply which existed in many markets as a result of the overbuilding of the 1980s to be absorbed. The results of such absorption, combined with the effects of an improving national economy, have been a gradual improvement in economic occupancy levels and effective rental rates and a corresponding increase in property values in most markets. Management may seek favorable opportunities to sell certain of its remaining operating investment properties if such conditions suggest that a current sale may be in the Partnership's best interests. In particular, management intends to focus on the Chisholm Place property, where new construction activity has increased significantly in recent months, to determine if the Partnership should pursue a sale in the near term. The California real estate market, where the Partnership's Grouse Run Apartments property is located, represents an exception to the aforementioned market conditions. Conditions in California continue to be adversely affected by the condition of the region's economy, which has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Operations at Grouse Run, while affected by these conditions, continue to hold relatively steady at the present time. Management has been able to maintain high occupancy levels by offering various rental concessions. The use of concessions at Grouse Run is expected to continue in the near term.

     Because of the improved performances of the Nob Hill, Chisholm Place and Tantra Lake properties, and because the Partnership currently has sufficient reserves to meet its anticipated future capital needs, management reinstated the payment of quarterly cash distributions at the annual rate of 2% on remaining capital beginning with a payment made on November 15, 1994 for the quarter ended September 30, 1994. Subsequent to the June 1995 distribution of Northcastle sale proceeds and excess reserves, Limited Partners had a remaining capital account of $538 per original $1,000 investment. Distributions will continue at the 2% level on the remaining capital account as long as actual results of operations produce sufficient earnings to support such distributions.

    As discussed in the Annual Report, management has filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Partnership to pay for building permits. The majority of the $450,000 is expected to be received by the Partnership by February 29, 1996. The legal proceedings related to the Oakland fire included certain court-supervised mediation hearings during fiscal 1995 which have subsequently led to the settlement or dismissal of substantially all of the outstanding claims. Based on these proceedings and the settlements executed to date, management is confident that the amount of any legal defense costs, award judgments and negotiated settlements will be covered under the venture's liability insurance policies.

     At December 31, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $1,099,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership and for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The future source of liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the investment properties.

Results of Operations
Three Months Ended December 31, 1995

      The Partnership's net loss decreased by $23,000 for the three months ended December 31, 1995 when compared to the same period in the prior year. This decrease resulted from a $137,000 decrease in operating loss, which was partially offset by a $113,000 decrease in the Partnership's share of unconsolidated ventures' income. The decrease in the Partnership's operating loss is attributable mainly to increases in rental income and interest and other income of $57,000 and $26,000, respectively, and a decrease in property operating expenses of $66,000. Rental income from the Partnership's consolidated joint venture increased due largely to increases in rental rates at Nob Hill over the same period in the prior year. Interest and other income increased mainly due to certain insurance proceeds received in the current period related to repair costs incurred at the Northcastle Apartments during 1993. Property operating expenses of the consolidated venture decreased primarily due to a decrease in expenditures related to tenant turnover costs and appliance and cabinet replacements at Nob Hill. The favorable changes in operating loss were partially offset by an increase in general and administrative expenses of $12,000 which resulted mainly from an increase in certain required professional services. The unfavorable change in the Partnership's share of unconsolidated ventures' income can be attributed largely to an increase in repairs and maintenance expense at Chisholm Place.

Nine Months Ended December 31, 1995

      The Partnership's net loss increased by $37,000 for the nine months ended December 31, 1995 when compared to the same period in the prior year. This increase is a result of an increase in the Partnership's operating loss of $98,000, which was partially offset by a favorable change in the Partnership's share of unconsolidated ventures' income of $61,000. The increase in the Partnership's operating loss is primarily a result of increases in property operating expenses and depreciation expense of $46,000 and $65,000, respectively, at the Partnership's consolidated Nob Hill joint venture and an increase in general and administrative expenses of $95,000. Property operating expenses increased due to a significant increase in repairs and maintenance expense related to costs incurred to prepare the Nob Hill property for a possible sale, as discussed further above. Depreciation expense increased as a result of significant fixed asset additions to the Nob Hill operating investment property during fiscal 1995. General and administrative expenses increased mainly due to an increase in certain required professional services. These increases in expenses were partially offset by an increase in rental income at Nob Hill of $125,000 due to an increase in rental rates over the same period in the prior year.

     The Partnership reported income from the operations of its unconsolidated joint ventures of $170,000 for the current nine-month period as compared to income of $109,000 for the same period in the prior year. This favorable change is due to rental income increases at two of the Partnership's three remaining unconsolidated joint ventures, particularly at the Tantra Lakes Apartments, mainly due to increases in rental rates.

                                   PART II
                              Other Information
Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First PW Growth Properties, Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Growth Properties LP, PaineWebber, First PW Growth Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Growth Properties LP, also allege that following the sale of the partnership interests, PaineWebber, First PW Growth Properties, Inc. and Properties Associates misrepresented financial information about the Partnerships value and performance. The amended complaint alleges that PaineWebber, First PW Growth Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in Paine Webber Growth Properties LP. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify First PW Growth Properties, Inc., Properties Associates and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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



Date:  February 13, 1996