Form 10-K405
period 1996-03-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1996-07-01
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                          FOR FISCAL YEAR ENDED: MARCH 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                           DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                Form 10-K Reference
Prospectus of registrant dated                             Part IV
November 15, 1982, as supplemented

                             PAINE WEBBER GROWTH PROPERTIES LP

                                      1996 FORM 10-K

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
                on Form 8-K                                               IV-1

Signatures                                                                IV-2

Index to Exhibits                                                         IV-3

Financial Statements and Supplementary Data                        F-1 to F-34

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

    As of March 31, 1996, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                  Date of
Name and Type of Property              Acquisition          Type of
Location                    Size       of Interest          Ownership (1)

Rocky  Mountain  Partners   301        2/17/83         Fee  ownership  of land
Tantra Lake Apartments      Units                      and improvements
Boulder, Colorado                                      (through joint venture)



Grouse Run Associates      158        3/31/83          Fee  ownership  of land
 I & II                    Units                       and improvements
Grouse Run Apartments                                 (through joint venture)
Stockton, California

Nob Hill Partners         368          3/31/83        Fee  ownership  of land
Nob Hill Apartments       Units                       and improvements
San Antonio, Texas                                    (through joint venture)

Plano Chisholm Place      142          5/31/83        Fee  ownership  of land
Associates                Units                       and improvements
Chisholm Place Apartments                            (through joint venture)
Plano, Texas

(1) See Notes to the Financial Statements of the Partnership filed in Item 14(a)(1) of this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

     The Partnership originally owned interests in six operating investment properties. In addition to the properties listed above, the Partnership owned interests in the Parkwoods Apartments and the Northcastle Apartments. On October 20, 1991, the 433-unit Parkwoods Apartments complex was completely destroyed by a fire which devastated a large section of the hills over Oakland, California. On May 27, 1992, the joint venture received a full and final insurance settlement of approximately $29,361,000 for coverage on the damage to the buildings and the loss of rental income. On April 15, 1994, the land at the former Parkwoods site was sold to an affiliate of the Partnership's co-venture partner for $4,750,000. See the discussion in the notes to the financial statements of the Partnership accompanying this Annual Report for a further discussion of these events. On December 23, 1994, Austin Northcastle Partners, a joint venture in which the Partnership had an interest, sold its operating investment property (Northcastle Apartments) to an unaffiliated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of approximately $1,620,000 from the sale. The Partnership's share of such proceeds was $1,581,000, in accordance with the terms of the joint venture agreement. See the discussion in the notes to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction.

    The Partnership's principal investment objectives are to invest the net cash proceeds from the offering of limited partnership units in rental apartment properties with the goals of obtaining:

(1) capital appreciation;
(2) tax losses during the early years of operations from deductions generated by investments;
(3) equity  build-up  through  principal   repayments  of  mortgage  loans  on
    Partnership properties; and
(4) cash distributions from rental income.

    The primary investment objective of the Partnership is capital appreciation. The Partnership may sacrifice attainment of its other objectives to the extent required to achieve the capital appreciation objective. The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Through March 31, 1996, the Limited Partners had received cumulative cash distributions totalling $16,619,000, or approximately $569 per original $1,000 investment, including distributions of $2,968,000 paid during fiscal 1996. Such distributions include a special distribution made on June 15, 1995 of $90 per original $1,000 investment, consisting of the Partnership's share of the net proceeds of the Northcastle sale and the release of certain excess reserve funds. The cumulative cash returns described above also include $372 per original $1,000 investment from the proceeds from the Parkwoods insurance settlement, the subsequent land sale and the 1986 refinancing of the Tantra Lake Apartments. The remaining cash distributions have been paid from operating cash flow of the Partnership. The Partnership resumed regular quarterly distributions with the payment made on November 15, 1994 for the quarter ended September 30, 1994. Presently distributions are being paid at a rate of 2% per annum on a Limited Partner's remaining capital account of $538 per original $1,000 investment. As of March 31, 1996, the Partnership retained an ownership interest in four of its six original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments, which collectively comprise 57% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of such liquidations, which cannot presently be determined.

    All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. Throughout fiscal 1996, the California real estate market, where the Partnership's Grouse Run Apartments property is located, continued to be adversely affected by the state of region's economy, which, over the past several years, has been hit hard by cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Management of the Partnership has recently begun to see slight improvement in the local Stockton, California market conditions and expects that such improvement will continue during fiscal 1997.

    The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

    The general partners of the Partnership (the "General Partners") are First PW Growth Properties, Inc. and Properties Associates. First PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc., is the managing general partner of the Partnership. Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner, is the associate general partner of the Partnership.

    The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

     As of March 31, 1996, the Partnership had interests in four operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location, and description of each property.

     Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                 Percent Occupied At
                           ---------------------------------------------------
                                                                   Fiscal 1996
Property                   6/30/95  9/30/95     12/31/95    3/31/96  Average
- ----------                 -------  -------     --------    -------  -------
Tantra Lake Apartments      93%      95%         98%         96%      96%

Grouse Run Apartments       93%      93%         96%         96%      95%

Nob Hill Apartments         93%      93%         91%         90%      92%

Chisholm Place Apartments   96%      96%         98%         98%      97%

Item 3.  Legal Proceedings

     The Partnership, along with Parkwood Montclair Partners, one of the joint ventures in which the Partnership has an interest, became defendants in numerous lawsuits alleging damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the joint venture's investment property and several thousand homes in the surrounding area in October 1991. The insurers who provided liability coverage during the relevant period have participated in the defense of the Partnership and the joint venture subject to a reservation of rights. The legal proceedings during fiscal 1995 with respect to this litigation included certain court-supervised mediation hearings which have subsequently led to the settlement and dismissal of all of the outstanding claims during the year ended March 31, 1996. These settlements and the associated expenses have been paid for by the venture's liability insurance carriers and were well within the venture's policy limits.

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

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the Plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action, and seeks compensatory damages of $3.4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1996, there were 2,842 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1996.

Item 6.  Selected Financial Data
                        Paine Webber Growth Properties LP
         For the years ended March 31, 1996, 1995, 1994, 1993 and 1992
                    (in thousands, except for per Unit data)

                         1996       1995        1994        1993 (1)    1992
                         ----       ----        ----        --------    ----

Revenues             $  2,446    $  2,471    $  2,393    $  2,235     $   549

Operating income
 (loss)              $   (422)   $  (324)    $     31    $     88     $   251

Partnership's share
  of gains on
  settlement of
  insurance
  claims                    -          -     $    225    $ 11,545           -

Partnership's share of
  unconsolidated
  ventures' income
 (losses)            $     96    $  644      $ (2,546)   $  (498)    $(1,525)

Income (loss) before
  extraordinary gain  $  (322)   $  325      $ (2,289)   $ 11,136     $(1,274)

Extraordinary gain
  on extinguishment of
  debt                     -          -           -           -       $ 3,540

Net income (loss)     $  (322)   $   325     $ (2,289)   $ 11,136     $ 2,266

Per Limited Partnership Unit:
  Income (loss) before
   extraordinary gain  $(10.93)  $    8.70   $  (77.63)   $ 377.63     $(43.21)

  Extraordinary gain       -           -            -           -      $120.06

  Net income (loss)    $(10.93)  $    8.70   $  (77.63)   $ 377.63    $  76.85

  Cash distributions
    from operations    $ 11.66   $    6.28          -   $    19.58    $  22.33

  Cash distributions
    from sale,
    refinancing and
    other capital
    transactions       $ 90.00   $ 158.00          -     $  154.00           -

Total assets           $12,979   $ 16,086    $ 20,510    $  21,436    $  9,334

Mortgage note payable  $ 6,890   $  6,962    $  7,029    $   5,761           -

(1) During fiscal 1993, as further discussed in Note 4 to the accompanying consolidated financial statements, the Partnership assumed complete control of the joint venture which owns and operates the Nob Hill Apartments. Accordingly, the joint venture, which had been accounted for under the equity method in prior years, has been consolidated in the Partnership's financial statements beginning in fiscal 1993.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership offered limited partnership interests to the public from November 1982 to September 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $29,194,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $24,560,000 was initially invested in joint venture interests in six operating investment properties. As of March 31, 1996, the Partnership retained interests in four operating investment properties. During fiscal 1995, the Partnership completed sales transactions with respect to the Northcastle Apartments and the land at the former site of the Parkwoods Apartments. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements. The Partnership's primary objective has been to maximize the capital appreciation of its operating investment properties.

     As previously reported, as a result of increases in apartment development activity in the local market as well as the assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. On October 18, 1995, the Partnership signed a letter of intent with a third party to sell the Nob Hill Apartments for $10 million. As part of its due diligence process, the buyer raised certain issues regarding required repairs to the property and requested a price concession to offset the cost of such repairs. During the third quarter of fiscal 1996, the Partnership negotiated with the buyer over the magnitude of the required repairs and the amount of the costs required to complete the repairs. However, no agreement could be reached regarding these issues and, in January 1996, the buyer withdrew the offer to purchase the property. During the fourth quarter of fiscal 1996, efforts to sell the property were renewed. Subsequent to the end of fiscal 1996, a purchase and sale agreement was signed with a new prospective buyer for a purchase price of $10 million. The sale is subject to the satisfactory completion of the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development to the buyer's assumption of the outstanding first mortgage loan. Accordingly, there are no assurances that this transaction will be consummated. While the Nob Hill property is currently 90% occupied, it will soon have strong competition from a significant number of new multi-family units currently being developed. This increase in the supply of apartment units may result in pressure to reduce rental rates or use rent concessions as leasing incentives to maintain occupancy levels and market share. In addition, despite the recent, extensive capital improvement program at the property, the property's age will require that ongoing capital expenditures be made to maintain the property's competitive condition. As a result of these circumstances, management believes that the value of this 25-year-old, 368-unit, San Antonio, Texas apartment complex may be at or near its peak for the current market cycle.

    The sale of the Nob Hill Apartments, if completed in early fiscal 1997, would position the Partnership for a possible liquidation within the next 2-to-3 years. However, there are no assurances that the Partnership could complete the sales of the remaining properties under acceptable terms within this time frame. Subsequent to a sale of Nob Hill, the Partnership would have ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas (Chisholm Place) and Stockton, California (Grouse Run). The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. Despite a fairly significant amount of new construction coming on-line in the greater Dallas market during fiscal 1996, the performance of the Chisholm Place Apartments remains strong currently due to the property's bigger unit sizes, its excellent location and its well-maintained physical appearance. Throughout fiscal 1996, the California real estate market, in which the Partnership's Grouse Run property is located, continued to be adversely affected by the condition of the region's economy which, over the past several years, has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Operations at Grouse Run, while affected by these conditions, have remained relatively steady over this period due, in large part, to the property's location and attractive physical appearance. Management has been able to maintain high occupancy levels by offering various rental concessions in recent years. Recently, management has begun to see slight improvement in the local Stockton market conditions, reflecting the overall improvements in California's economic climate in recent months. Subsequent to year-end, the on-site management team discontinued the program of rent concessions which had been in place. Management of the Partnership expects to see continued gradual improvement in these market conditions during fiscal 1997. If this trend were to continue, the Partnership may have a favorable opportunity to sell the Grouse Run property within the next 2-to-3 years. Management's hold versus sell decisions for its remaining investments will continue to be based upon an assessment of the best expected overall returns to the Limited Partners.

      The $8.5 million first mortgage loan secured by the Tantra Lake Apartments is scheduled to mature on July 1, 1996. Management has analyzed several refinancing proposals from potential new lenders in addressing this impending maturity. Management's goal is to structure a replacement loan with the flexibility to permit a future sale of the property in the event that a liquidation of the Partnership is pursued over the next 2-to-3 years, as discussed further above. Subsequent to year-end, the Partnership submitted a loan application and a $20,000 fee to a prospective lender for a $9.25 million loan to replace the existing debt. The terms quoted by the prospective lender would reduce Tantra Lake's required annual debt service by more than $250,000 and significantly improve cash flow to the Partnership. In addition, the proposed loan would be assumable upon a sale and would permit prepayment in full at any time. A penalty tied to a yield maintenance calculation would be charged for any prepayment in the first two years of the term. Thereafter, a penalty equal to 1% of the outstanding principal balance would be due in conjunction with any prepayment transaction. Based on the property's estimated market value per the latest independent appraisal, the proposed loan amount would result in a loan-to-value ratio of less than 60%. Accordingly, while a firm commitment for this new loan has not yet been received, it appears likely that this loan could be closed on favorable terms during fiscal 1997.

      As previously reported, during fiscal 1993 the Partnership, along with Parkwood Montclair Partners, became defendants in numerous lawsuits alleging various damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the investment property and several thousand homes in the surrounding area. The insurers who provided liability coverage during the relevant period have participated in the defense of the Partnership and the joint venture subject to a reservation of rights. The legal proceedings during fiscal 1995 with respect to this litigation included certain court-supervised mediation hearings which have subsequently led to the settlement and dismissal of all of the outstanding claims during the year ended March 31, 1996. These settlements and the associated expenses have been paid for by the joint venture's liability insurance carriers and were well within the venture's policy limits.

      Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. The federal agency has granted the joint venture a hearing regarding this matter. The hearing is scheduled to occur during the second quarter of fiscal 1997. Presently, there are no assurances that any amounts will be recovered.

     At March 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $1,323,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the four remaining investment properties.

Results of Operations
1996 Compared to 1995

      The Partnership reported a net loss of $322,000 for the year ended March 31,1996, as compared to net income of $325,000 reported for the prior year. The primary reason for the unfavorable change in net operating results is a decrease in the Partnership's share of unconsolidated ventures' income. The Partnership realized net income of $96,000 from its share of unconsolidated ventures' operations in fiscal 1996 as compared to net income of $644,000 in the prior year. The net income of the unconsolidated joint ventures during the prior year included the net gain on the sales of the Northcastle Apartments and the Parkwoods land of $1,043,000. The impact of this net gain on the Partnership's share of unconsolidated ventures' income was partially offset by rental income increases at Tantra Lake and Chisholm Place in calendar 1995, mainly as a result of rental rate increases. The Partnership achieved rental income increases of 4% and 2% at Tantra Lake and Chisholm Place, respectively, for calendar 1995. Average occupancy at Tantra Lake increased slightly from 95% for calendar 1994 to 96% for calendar 1995. Average occupancy at Chisholm Place was unchanged between calendar 1995 and 1994. Rental income was also up slightly at Grouse Run due to an increase in average occupancy from 94% for calendar 1994 to 95% for calendar 1995. Rental rates at Grouse Run have been relatively unchanged over the past two years as a result of the California market conditions referred to above.

      The decrease in net income during fiscal 1996 was also partly the result of an increase in the Partnership's operating loss of $98,000. This increase is mainly due to increases in depreciation expense and general and administrative expenses of $93,000 and $87,000, respectively, and a decrease in interest income of $151,000. Depreciation expense increased due to significant fixed asset additions to the Nob Hill operating investment property during the prior year. General and administrative expenses increased primarily due to an increase in certain required professional services during fiscal 1996. Interest income decreased in fiscal 1996 due to a significant decrease in average outstanding cash balances for the year due to the receipt of the proceeds from the sales of the Parkwoods and Northcastle properties during the prior year. The increases in depreciation expense and general and administrative expenses and the decrease in interest income were offset by a decrease in interest expense and an increase in rental income in fiscal 1996. Interest expense decreased due to the scheduled principal amortization on the mortgage note and a decrease in the mortgage insurance premium for the Nob Hill loan. Rental income increased by $152,000 at the consolidated Nob Hill Apartments for calendar 1995 due to an increase in rental rates over the prior year. Average occupancy actually declined slightly at Nob Hill from 93% for calendar 1994 to 92% for calendar 1995.

1995 Compared to 1994

      The Partnership reported net income of $325,000 for the year ended March 31, 1995, as compared to a net loss of $2,289,000 reported for the prior year. The primary reason for the improvement in net operating results was a favorable change in the Partnership's share of unconsolidated ventures' operations. The Partnership realized net income from its share of unconsolidated ventures' operations of $644,000 in fiscal 1995 as compared to net losses of $2,546,000 in the prior year. The net income of the unconsolidated joint ventures for fiscal 1995 resulted from the net gain on the sales of the Northcastle Apartments and the Parkwoods land. The sale of the Northcastle Apartments resulted in a gain of $1,204,000 because the net sales proceeds exceeded the net carrying value of the operating investment property. The Parkwoods sale proceeds were less than the net carrying value of the land by $163,000. The Partnership's share of the net gain from these two transactions was $1,043,000. The Partnership's share of the unconsolidated ventures' operating losses prior to the net gain described above decreased to $399,000 in fiscal 1995 from $2,546,000 in fiscal 1994. This decrease was primarily the result of the $1,593,000 write down of the Parkwoods investment property to its net realizable value which was recognized in fiscal 1994. In addition, increased rental income at the Chisholm Place and Tantra Lake Apartments, lower repairs and maintenance expenses at Grouse Run and a decrease in professional fees at the Parkwoods joint venture all contributed to the improved net operating results of the unconsolidated joint ventures for fiscal 1995. Rental income at both Chisholm Place and Tantra Lake improved by 6% over the prior year primarily due to increased rental rates. Average occupancies at both properties remained relatively stable, in the mid-90's, throughout both years. Repairs and maintenance expenses at Grouse Run were higher by $75,000 in fiscal 1994 due to the painting of the building exteriors. Professional fees incurred by the Parkwoods joint venture declined by $174,000 during fiscal 1995 due to a decrease in required legal services.

      The improvement in the Partnership's share of unconsolidated ventures' operations was offset by decreases in gain on settlement of insurance claims and an unfavorable change in the Partnership's operating income (loss). The Partnership realized a gain of $225,000 from the settlement of a supplemental hazard insurance claim relating to the Parkwoods joint venture in fiscal 1994. The Partnership had an operating loss of $324,000 in fiscal 1995 as compared to operating income of $31,000 in fiscal 1994. This unfavorable change was primarily due to an increase in the loss of the Partnership's consolidated joint venture, Nob Hill Partners, of $433,000. Nob Hill's net loss increased mainly due to an increase in interest expense of $250,000 and an increase in repairs and maintenance expenses of $118,000. Interest expense increased due to the September 1993 refinancing of the venture's long-term debt which increased the outstanding principal balance of the debt by approximately $1.3 million. Repairs and maintenance expenses increased as a result of the start of a major improvement program at the property subsequent to the refinancing transaction. The increase in the net loss of the Nob Hill joint venture was partially offset by an increase in interest income of $245,000 due to an increase in average outstanding cash balances for fiscal 1995 due to the receipt of the proceeds from the sales of the Parkwoods and Northcastle properties and an increase in interest rates earned on such investments during the year.

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

    The Partnership's operating income decreased by $57,000 during fiscal 1994 when compared to the prior year, primarily due to an increase in general and administrative expenses of $124,000. This increase in general and administrative expenses was mainly a result of certain costs incurred in connection with an independent valuation of the Partnership's operating properties, which was commissioned in conjunction with management's ongoing portfolio management responsibilities. These costs were partially offset by a decrease in the net loss of the consolidated Nob Hill joint venture of $26,000. These improved results were due to a significant increase in rental income, which was partially offset by an increase in interest expense, as a result of the larger outstanding principal balance of the venture's long-term debt due to the September 1993 refinancing of the venture's mortgage note payable.

Inflation

    The Partnership commenced operations in 1983 and completed its thirteenth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
  Name                        Office                     Age       to Office

Lawrence A. Cohen       President and Chief
                          Executive Officer              42        5/15/91
Albert Pratt            Director                         85        7/20/82   *
J. Richard Sipes        Director                         49        6/9/94
Walter V. Arnold        Senior Vice President and
                          Chief Financial  Officer       48        10/29/85
James A. Snyder         Senior Vice President            50        7/6/92
John B. Watts III       Senior Vice President            43        6/6/88
David F. Brooks         First Vice President and
                          Assistant Treasurer            53        7/20/82 *
Timothy J. Medlock      Vice President and Treasurer     35        6/1/88
Thomas W. Boland        Vice President                   33        12/1/91

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

    John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

    Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur
Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

    Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to 10% of any additional Distributable Cash. In fiscal 1996, based on additional Distributable Cash paid to the partners, management fees totalling $34,000 were paid to the Adviser.

    In connection with investing Partnership capital, the Adviser earned acquisition fees totalling $2,248,000, of which $1,664,000 was paid to the Adviser at the time the Partnership acquired its interests in the operating investment properties and $584,000 was deferred and was payable from the distributable net cash flow of the operating investment properties, as defined. As of March 31, 1992, all deferred acquisition fees had been paid in full. Total acquisition fees to be received by the Adviser was limited to not more than 9% of the gross offering proceeds per the terms of the Prospectus. The Adviser may receive a real estate brokerage commission, in an amount of up to 1% of the selling prices of properties sold, upon the disposition of Partnership investments. Payment of such fee will be subordinated to the payment of certain amounts to the Limited Partners.

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1996 is $93,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1996.

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


Dated:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                   Date: June 28, 1996
   ----------------                         -------------
   Albert Pratt
   Director




By: /s/ J. Richard Sipes              Date: June 28, 1996
   ---------------------                    -------------
   J. Richard Sipes
   Director

                           ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

                       PAINE WEBBER GROWTH PROPERTIES LP

                              INDEX TO EXHIBITS


                                                    Page Number in the Report
Exhibit No.  Description of Document                Or Other Reference
- -----------  ------------------------               -------------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission
              dated November 15, 1982  , as          pursuant to Rule 424(c)
              supplemented, with particular          and incorporated
              reference to the Restated              herein by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission
              filed as exhibits to registration      pursuant to Section 13 or
              statements and amendments thereto      15(d) of the Securities
              of the registrant together with all    Act of 1934 and
              such contracts filed as exhibits of    incorported herein
              previously filed Forms 8-K and         by reference.
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual  Report for the
                                                     fiscal year 1996  has been
                                                     sent  to the Limited
                                                     Partners. An Annual Report
                                                     will be  sent to the
                                                     Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item  I  of
                                                     Part I of this Report
                                                     Page   I-1,   to which
                                                     reference  is hereby made.

(27)          Financial Data Schedule                Filed  as the  last  page
                                                     of EDGAR submission
                                                     following the Financial
                                                     Statements  and Financial
                                                     Statement Schedule required
                                                     by Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

                      PAINE WEBBER GROWTH PROPERTIES LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference
Paine Webber Growth Properties LP:

   Report of independent auditors                                       F-2

   Consolidated balance sheets as of March 31, 1996 and 1995            F-3

   Consolidated  statements of operations  for the years
     ended March 31, 1996, 1995 and 1994                                F-4
   Consolidated  statements of changes in partners'  capital
     (deficit) for the years  ended March 31, 1996, 1995 and 1994       F-5

   Consolidated  statements  of cash flows for the years ended
      March 31, 1996, 1995 and 1994                                     F-6

   Notes to consolidated financial statements                           F-7

   Schedule III - Real Estate and Accumulated Depreciation              F-22

Combined Joint Ventures of Paine Webber Growth Properties LP:

   Report of independent auditors                                       F-23

   Combined balance sheets as of December 31, 1995 and 1994             F-24

   Combined  statements  of  operations  and  changes  in  venturers'
       capital (deficit) for the years ended December 31, 1995,
       1994 and 1993                                                    F-25

   Combined  statements  of cash flows for the years ended
       December 31, 1995, 1994 and 1993                                 F-26

   Notes to combined financial statements                               F-27

   Schedule III - Real Estate and Accumulated Depreciation              F-34


Other Financial Statement Schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

     We have audited the accompanying consolidated balance sheets of Paine Webber Growth Properties LP as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Growth Properties LP at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                      /s/ Ernst & Young LLP
                                      ERNST & YOUNG LLP


Boston, Massachusetts
June 19, 1996

                      PAINE WEBBER GROWTH PROPERTIES LP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1996 and 1995
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                             1996      1995

Operating investment property, at cost:
   Land                                                 $   2,029   $   2,029
   Buildings improvements and equipment                    13,827      13,678
                                                        ---------   ---------
                                                           15,856      15,707
   Less accumulated depreciation                           (6,263)     (5,577)
                                                       ----------  ----------
                                                            9,593      10,130
Investments in unconsolidated joint
  ventures, at equity                                         987       1,329
Cash and cash equivalents                                   1,323       3,493
Real estate tax and insurance escrow deposit                  247         244
Capital improvement and replacement escrow deposits           271         329
Accounts receivable                                             1           8
Deferred loan costs, net of accumulated amortization
   of $38 ($21 in 1995)                                       496         513
Other assets                                                   61          40
                                                        ----------  ---------
                                                         $ 12,979    $ 16,086
                                                         ========    ========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                   $     266   $     304
Accrued interest payable                                      211         155
Advances from consolidated venture                            250           -
Tenant security deposits                                       18          24
Other liabilities                                              27          31
Mortgage note payable                                       6,890       6,962
                                                      -----------  ----------
      Total liabilities                                     7,662       7,476

Partners' capital:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net income                                       24          27
   Cumulative cash distributions                              (31)        (28)

  Limited Partners ($1,000 per Unit,
  29,194 Units outstanding):
   Capital contributions, net of offering costs            26,345      26,345
   Cumulative net losses                                   (4,403)     (4,084)
   Cumulative cash distributions                          (16,619)    (13,651)
                                                        ---------    ---------
      Total partners' capital                               5,317       8,610
                                                        ---------    ---------
                                                         $ 12,979    $ 16,086
                                                         ========    ========




                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1996, 1995 and 1994
                    (In thousands, except for per Unit data)


                                                1996         1995       1994
                                                ----         ----       ----
Revenues:
   Rental income                             $  2,021    $  1,869    $ 1,823
   Reimbursements from affiliates                 189         215        428
   Interest and other income                      236         387        142
                                             --------    --------    -------
                                                2,446       2,471      2,393

Expenses:
   Interest expense                               617         718        471
   Real estate taxes                              207         214        201
   Depreciation expense                           686         593        496
   Property operating expenses                    960         975        814
   Partnership management fees                     34          18          -
   General and administrative                     364         277        380
                                             --------    --------    -------
                                                2,868       2,795      2,362
                                            ---------   ---------    -------

Operating income (loss)                          (422)       (324)        31

Venture partner's share of consolidated
 venture's loss                                     4           5          1

Partnership's share of gain on
  settlement of insurance claims                    -           -        225

Partnership's share of unconsolidated
   ventures' income (losses)                       96         644     (2,546)
                                             --------    --------    -------

Net income (loss)                            $   (322)   $    325    $(2,289)
                                             ========    =========   ========

Per Limited Partnership Unit:
   Net income (loss)                          $ (10.93)   $   8.70   $ (77.63)
                                              ========    ========   =========

   Cash distributions                         $ 101.66    $164.28    $      -
                                              ========    =======    ========


The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each year.












                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)

                                             General   Limited
                                             Partners  Partners     Total

Balance at March 31, 1993                 $    (46)    $15,418     $15,372

Net loss                                       (23)     (2,266)     (2,289)
                                         ----------   --------    --------

Balance at March 31, 1994                      (69)     13,152      13,083

Net income                                      71         254         325

Cash distributions                              (2)     (4,796)     (4,798)
                                         ----------   --------    --------

Balance at March 31, 1995                        -       8,610       8,610

Net loss                                        (3)       (319)       (322)

Cash distributions                              (3)     (2,968)     (2,971)
                                         ----------   --------    --------

Balance at March 31, 1996               $       (6)  $   5,323    $  5,317
                                        ==========   =========    ========



























                            See accompanying notes

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                1996        1995          1994
                                                ----        ----          ----
Cash flows from operating activities:
  Net income (loss)                           $  (322)$        325  $  (2,289)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
     Reimbursements from affiliates              (189)       (215)       (428)
     Venture partner's share of
      consolidated venture's loss                  (4)         (5)         (1)
     Partnership's share of gain on settlement of
       insurance claims                             -           -        (225)
     Partnership's share of unconsolidated
       ventures' income (losses)                  (96)       (644)      2,546
     Depreciation expense                         686         593         496
     Amortization of deferred loan costs           17          18           3
     Amortization of forgiveness of debt            -           -         (34)
     Changes in assets and liabilities:
      Accounts receivable                           7          78         (86)
      Advances from consolidated venture          250           -         109
      Real estate tax and insurance escrow
       deposit                                    (3)         (5)        (179)
      Deferred loan costs                           -          13           -
      Other assets                                (21)         30         (53)
      Accounts payable and accrued expenses       (38)        (14)        193
      Accrued interest payable                     56         148         (69)
      Accounts payable - affiliate                  -           -         (23)
      Tenant security deposits                     (6)        (13)         (5)
                                           ----------   ---------   ---------
         Total adjustments                        659         (16)      2,244
         Net cash provided by (used in)
           operating activities                   337         309         (45)

Cash flows from investing activities:
  Distributions from unconsolidated
     joint ventures                              627       6,699          292
  Net withdrawals from (deposits to)
     capital improvement and
     replacement escrow                           58         703       (1,031)
  Additions to operating investment property     (149)       (978)       (174)
  Additional investments in unconsolidated
      joint ventures                                -          -         (212)
                                           ----------   ---------   ---------
         Net cash provided by (used in)
          investing activities                    536       6,424      (1,125)

Cash flows from financing activities:
  Proceeds from long-term debt                      -           -       7,034
  Payment of deferred financing costs               -           -        (517)
  Repayment of long-term debt                     (72)        (67)     (5,733)
  Distributions to partners                    (2,971)     (4,798)          -
                                            ---------  ----------  ------------
         Net cash provided by (used in)
          financing activities                 (3,043)     (4,865)        784

Net increase (decrease) in cash and
 cash equivalents                              (2,170)      1,868        (386)

Cash and cash equivalents, beginning of year    3,493       1,625       2,011
                                             --------  ----------    --------

Cash and cash equivalents, end of year         $1,323   $   3,493     $ 1,625
                                               ======   =========     =======

Cash paid during the year for interest        $   511  $      516    $    535
                                              =======  ==========    ========


                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES LP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General

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

2. Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended March 31, 1996. Actual results could differ from the estimates and assumptions used.

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

        As further discussed in Note 4, the Partnership acquired control of Nob Hill Partners, which owns the Nob Hill Apartments, in fiscal 1993. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of Nob Hill Partners on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends, and operations of the consolidated venture continue to be reported on a three-month lag. All material transactions between the Partnership and the joint venture have been eliminated in consolidation, except for lag-period cash transfers. Such lag period transfers are accounted for as advances from consolidated venture on the accompanying balance sheets.

        The operating investment property of the consolidated joint venture is carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investment in the Nob Hill Apartments was considered to be held for long-term investment purposes as of March 31, 1995. During fiscal 1996, management decided to actively market the Nob Hill Apartments for sale. However, because the property's current market value is estimated to be equal to or greater than its net carrying value, no changes to the Partnership's financial statement presentation are required. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years. Costs and fees (including the acquisition fee paid to PaineWebber Properties Incorporated) related to the acquisition of the property have been capitalized and are included in the cost of the operating investment property. Maintenance and repairs are charged to expense when incurred.

        In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Partnership will adopt Statement 121 in fiscal 1997 and, based on current circumstances, does not believe the adoption will have a material effect on results of operations or financial position.

        The consolidated joint venture leases apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

        Deferred loan costs at March 31, 1996 and 1995 consist of expenses incurred in connection with the refinancing of the debt secured by the Nob Hill Apartments (see Note 6). Such costs are being amortized on a straight-line basis over the term of the loan. Amortization of deferred loan costs is included in interest expense on the accompanying statements of operations.

        For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

        The cash and cash equivalents, escrow deposits, accounts receivable and all liabilities appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of mortgage note payable, the carrying amount of these assets and liabilities approximates their fair value as of March 31, 1996 due to the short-term maturities of these instruments. The fair value of mortgage note payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

        No provision for income taxes is made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership.

3. The Partnership Agreement and Related Party Transactions

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

        Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to 10% of any additional Distributable Cash. In fiscal 1996 and 1995, based on additional Distributable Cash paid to the partners, management fees totalling $34,000 and $18,000, respectively, were paid to the Adviser. No management fees were earned during fiscal 1994.

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

        Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 is $93,000, $96,000 and $107,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000, $6,000 and $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4. Operating Investment Property

        As of March 31, 1996 and 1995, the Partnership owned a majority and controlling interest in one joint venture which owns an operating investment property as discussed below. As discussed in Note 2, the Partnership's policy is to report the operations of the joint venture on a three-month lag.

        Nob Hill Partners

        On March 1, 1983 the Partnership acquired an interest in Nob Hill Partners, a newly formed Texas general partnership organized to purchase and operate Nob Hill Apartments, a 368-unit apartment complex in San Antonio, Texas. The property was purchased from an entity that is an affiliate of the original co-venturer on March 31, 1983. The Partnership is a general partner in the joint venture. The Partnership's original co-venture partner was an affiliate of the Trammell Crow organization. Effective September 1, 1992, the Trammell Crow affiliate's interests and capital account were transferred to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. As a result, the Partnership assumed control over the affairs of the joint venture. An affiliate of Trammell Crow was retained as property manager to conduct the day-to-day operations of the property under the direction of the Managing General Partner.

        The aggregate cash investment by the Partnership for its interest was approximately $4,961,000 (including an acquisition fee of $344,000 paid to the Adviser of the Partnership and fees aggregating $166,000 paid to affiliates of the co-venturer). In addition, acquisition fees aggregating $171,000 were deferred and were to be paid to the Adviser from distributable net cash flow from operations, if available, in twelve quarterly installments through June 1986. The remaining unpaid deferred acquisition fees in the amount of $71,000 were paid in fiscal 1992 with the proceeds of a loan from the Partnership. The apartment complex was acquired subject to a nonrecourse mortgage with a balance of $8,600,000 at the time of closing. In September 1993, the joint venture refinanced its mortgage with the proceeds of a new nonrecourse mortgage note payable in the amount of $7,034,000 which is scheduled to mature in November 2023 (see Note 6). In addition to the consulting fees paid at closing, the joint venture entered into a consulting agreement with the co-venturer, aggregating $57,000 to provide services to enhance the marketing and rental value of the property. Such fees were to be paid from distributable net cash flow in quarterly installments of $5,000 commencing June 30, 1984. Consulting fees of $57,000 remained deferred in fiscal 1993 due to lack of distributable net cash flow and were forfeited by the co-venturer upon withdrawal from the joint venture.

        As a result of increases in apartment development activity in the local market as well as the attractive, assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. On October 18, 1995, the Partnership signed a letter of intent with a third party to sell the Nob Hill Apartments for $10 million. However, as part of its due diligence process, the buyer raised certain issues regarding required repairs to the property and requested a price concession to offset the cost of such repairs. The Partnership negotiated with the buyer over the magnitude of the required repairs and the amount of the costs required to complete the repairs. However, no agreement could be reached regarding these issues and, in January 1996, the buyer withdrew the offer to purchase the property. During the fourth quarter of fiscal 1996, efforts to sell the property were renewed. Subsequent to the end of fiscal 1996, a purchase and sale agreement was signed with a new prospective buyer for a purchase price of $10 million. The sale is subject to the satisfactory completion of the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development to the buyer's assumption of the outstanding first mortgage loan. Accordingly, there can be no assurances that this transaction will be consummated.

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

        If additional cash is required for any reason in connection with the joint venture, it will be provided 90% by the Partnership and 10% by the co-venturer as additional capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. Additional contributions made by the Partnership from inception through March 31, 1996 total $2,554,000.

        The following is a summary of property operating expenses for the years ended December 31, 1995, 1994 and 1993.

                                                1995     1994     1993
                                                ----     ----     ----
           Property operating expenses:
             Salaries and related costs        $269     $274     $298
             Repairs and maintenance            249      257      140
             Utilities                          121       91      110
             Insurance                           67       53       44
             Management fees                     84       79       75
             Administrative and other           170      221      147
                                              -----    -----    -----
                                               $960     $975     $814
                                               ====     ====     ====

5. Investments in Unconsolidated Joint Ventures

        The Partnership had investments in five unconsolidated joint ventures at March 31, 1996 and 1995. As explained in Note 4, the Partnership acquired control of the joint venture which owns the Nob Hill Apartments during fiscal 1993 and, accordingly, this joint venture is presented on a consolidated basis in the accompanying financial statements. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

        On December 23, 1994, Austin Northcastle Partners, a joint venture in which the Partnership had an interest, sold the Northcastle Apartments to an unaffiliated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of approximately $1,620,000 from the sale. The Partnership's share of such proceeds was $1,581,000, in accordance with the terms of the joint venture agreement. The venture recognized a gain on the sale of approximately $1,204,000 to the extent that the sales price exceeded the net book value of the operating investment property at the time of the sale. The Partnership's share of such gain is included in Partnership's share of unconsolidated ventures' income on the accompanying statement of operations for fiscal 1995.

     Condensed  combined  financial   statements  of  the  unconsolidated  joint
ventures, for the periods indicated, are as follows:

                      Condensed Combined Balance Sheets
                          December 31, 1995 and 1994
                                (in thousands)

                                    Assets
                                                            1995        1994

   Current assets                                        $  1,090    $  2,778
   Operating investment properties, net                    16,221      16,841
   Other assets                                               169         184
                                                         --------    --------
                                                         $ 17,480    $ 19,803
                                                         ========    ========

                      Liabilities and Venturers' Deficit
   Current liabilities                                   $  9,333    $  2,611
   Other liabilities                                        1,699       1,629
   Long-term mortgage debt, less current portion            7,266      15,798
   Partnership's share of combined deficit                   (705)       (168)
   Co-venturers' share of combined deficit                   (113)        (67)
                                                         --------    --------
                                                         $ 17,480    $ 19,803
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1995, 1994 and 1993
                                 (in thousands)
                                                 1995       1994        1993
                                                 ----       ----        ----

Revenues:
   Rental revenue                            $  4,763    $  5,726    $  5,509
   Interest and other income                      295         205         306
   Gain on settlement of insurance claims           -           -         250
                                             --------    --------    ---------
                                                5,058       5,931       6,065

Expenses:
   Property operating expenses                  1,975       2,612       2,592
   Depreciation and amortization                  848       1,110       1,068
   Interest expense                             1,594       2,010       2,022
   Administrative and other                       560         644       1,065
   Tenant compensation expense                      -           -         250
   Write down of investment property
     to net realizable value                        -           -       1,593
                                             ---------  ---------   ---------
                                                4,977       6,376       8,590
                                             --------   ---------   ---------
Income (loss) before gain on sale of
 property                                          81        (445)     (2,525)
Net gain on sales of investment properties          -       1,041           -
                                            ----------   --------    --------
Net income (loss)                           $      81    $    596    $ (2,525)
                                            =========    ========    =========

Net income (loss):
   Partnership's share of net
     income (loss)                         $       96   $     644   $  (2,321)
   Co-venturers' share of net
      income (loss)                               (15)        (48)       (204)
                                           ----------   ---------   ---------
                                           $       81   $     596   $  (2,525)
                                           ==========   =========   ==========

                  Reconciliation of Partnership's Investment
                           March 31, 1996 and 1995
                                (in thousands)

                                                            1996        1995

  Partnership's share of venturers' deficit
     at December 31, as shown above                     $    (705)  $    (168)
  Reimbursements of management fees and expenses
     receivable from joint ventures (1)                     1,742       1,676
  Timing differences due to contributions made and
     distributions received subsequent to December
      31 (see Note 2)                                         (50)       (179)
                                                        ---------   ---------
         Investments in joint ventures, at
          equity at March 31                            $     987   $   1,329
                                                        =========   =========

(1) The Partnership records as income reimbursements due from the joint ventures for the Partnership management fee and certain out-of-pocket expenses as specified in the respective joint venture agreements. The Partnership earned reimbursements totalling $189,000, $215,000 and $428,000 for the years ended March 31, 1996, 1995 and 1994, respectively. The Partnership's joint venture investees record comparable reimbursement expenses in their statements of operations, which are reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no significant effect on the Partnership's net capital or its results of operations. These reimbursements are paid from cash flow of the joint ventures as available, or from sale or refinancing proceeds, and are cumulative to the extent not paid currently. In fiscal 1995, the Partnership received $413,000 from the Northcastle joint venture and $393,000 from the Parkwoods joint venture as full payments of reimbursements owed through the date of the sales of the investment properties of the respective joint ventures. In addition, the Partnership also received $123,000 from the Chisholm Place joint venture during fiscal 1996, as well as $16,000 from the Tantra Lake joint venture and $105,000 from the Chisholm Place joint venture during fiscal 1995, as partial payments of reimbursements owed, leaving cumulative totals of $1,742,000 and $1,676,000 receivable from the remaining unconsolidated joint ventures at March 31, 1996 and 1995, respectively. These amounts have been included in the balance of investments in joint ventures on the accompanying balance sheets.

        The Partnership's share of ventures' net income (loss) is presented as follows on the accompanying statements of operations (in thousands):
                                            1996        1995         1994
                                            ----        ----         ----

      Partnership's share of ventures'
          income (losses)                  $     96    $   644    $ (2,546)
      Partnership's share of
        gain on settlement of insurance
        claims                                    -          -          225
                                           --------    -------    ---------
      Partnership's share of ventures'
        net income (loss)                  $     96   $    644    $ (2,321)
                                           ========   ========    =========

       Investments  in   unconsolidated   joint  ventures,   at  equity  is  the
   Partnership's net investment in the unconsolidated joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

       Investments in  unconsolidated  joint ventures,  at equity on the balance
   sheet  is  comprised  of  the  following   investment   carrying  values  (in
   thousands):
                                                      1996         1995

      Rocky Mountain Partners                      $  (1,048)   $   (876)
      Grouse Run Associates I and II                     499         576
      Plano Chisholm Place Associates                  1,324       1,490
      Parkwood Montclair Partners                        212         139
                                                   ---------   ---------
                                                   $     987    $  1,329
                                                   =========    ========

       Cash distributions received (including reimbursements of management fees and out-of-pocket expenses) from the Partnership's unconsolidated joint venture investments during the years ended March 31, 1996, 1995 and 1994 are as follows (in thousands):

                                             1996       1995         1994
                                             ----       ----         ----

      Rocky Mountain Partners             $   396  $     313      $   99
      Grouse Run Associates I and II           89        205           -
      Parkwood Montclair Partners               -      4,139           -
      Austin Northcastle Partners               -      1,937          70
      Plano Chisholm Place Associates         142        105         123
                                         -------- ----------     -------
                                         $    627   $  6,699      $  292
                                         ========   ========      ======

A description of the ventures' properties and the terms of the joint venture agreements are summarized below:

(a) Rocky Mountain Partners

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

        The aggregate cash investment by the Partnership for its interest was approximately $4,698,000 (including an acquisition fee of $300,000 and a consulting fee of $20,000 paid to the Adviser of the Partnership, and fees totalling $210,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $95,000 have been paid to the Adviser from distributable net cash flow. The apartment complex was acquired subject to mortgages totalling $6,582,000 at the time of closing. On June 4, 1986, the joint venture refinanced the property by replacing the original mortgages which had remaining balances of approximately $6,299,000 with an $8,900,000 new first mortgage. The Partnership received a distribution totalling $2,275,000 from the refinancing proceeds in 1986. The outstanding first mortgage loan is nonrecourse to the venture, had a balance of $8,482,000 as of December 31, 1995 and is scheduled to mature on July 1, 1996. Management is currently pursuing new financing sources which would allow the venture to repay the outstanding debt obligation in addition to negotiating with the existing mortgage lender regarding a possible extension of the existing loan agreement. However, no financing agreement has been finalized as of the date of this report.

        The joint venture agreement provides that distributable net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership and the co-venturer totalling $1,432,000 and $14,000, respectively, from inception through December 31, 1995.

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

        In the event the joint venture requires additional funds, the first $100,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. The agreement has been informally modified by the partners resulting in additional contributions by the Partnership and the Co-Venturer from inception through December 31, 1995 totalling approximately $818,000 and $8,000, respectively.

(b) Grouse Run Associates I and II

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

        The aggregate cash investment by the Partnership for its interests was approximately $2,192,000 (including an acquisition fee of $125,000 and a consulting fee of $10,000 paid to the Adviser of the Partnership and fees aggregating $90,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $38,000 have been paid from distributable net cash flow to the Adviser. The apartment complex was acquired subject to nonrecourse first mortgages with balances totalling $3,557,000 at the time of closing. The mortgage loans had an aggregate balance of $3,156,000 as of December 31, 1995 and are scheduled to mature in February 2019 and February 2020.

        The joint venture agreement provides that the net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership totalling $788,000 from inception through December 31, 1995.

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

        In the event the joint venture requires additional funds, the first $40,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowing in accordance with the terms of the joint venture agreement. Additional contributions from inception through December 31, 1995 totalling approximately $380,000 have been made 100% by the Partnership.

(c) Plano Chisholm Place Associates

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

        The original aggregate cash investment by the Partnership for its interest was approximately $2,233,000 (including an acquisition fee of $150,000 paid to the Adviser of the Partnership and consulting fees aggregating $20,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $75,000 were deferred and were to be paid to the Adviser from distributable net cash flow from operations, if available, in twelve quarterly installments commencing June 1984. Unpaid acquisition fees were to be payable no later than the earlier of September 30, 1989 or upon the sale or refinancing of the investment property. During fiscal 1992, the joint venture paid the remaining deferred acquisition fee of $75,000 to the Adviser from the proceeds of a capital contribution by the Partnership.

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

        If additional cash is required for any reason in connection with the joint venture, it is to be provided by the Partnership and the co-venturer as additional capital contributions or operating or default loans in accordance with the terms of the amended joint venture agreement. Additional contributions made by the Partnership from inception through December 31, 1995 total approximately $254,000.

(d) Parkwood Montclair Partners

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

        On October 20, 1991, the Parkwoods Apartments was completely destroyed by a firestorm that devastated a large section of the hills over Oakland, California. Subsequent to the fire, on May 27, 1992, the joint venture reached a full and final insurance settlement which called for the venture to receive a total of approximately $29,361,000 for coverage on the damage to the buildings and the loss of rental income. Additionally, in September of 1993, the joint venture entered into a cash settlement of $250,000 with another insurance carrier related to supplemental hazard insurance. This $250,000 settlement was recorded as a gain by the joint venture in calendar 1993. The Partnership's share of such gain was $225,000. In June 1992, the venture partners decided not to rebuild the operating property and agreed to distribute the net insurance proceeds after the repayment of the outstanding mortgage loan and certain other liabilities. The mortgage loan balance of $19,000,000 was repaid in full on June 24, 1992 with a portion of the proceeds from the insurance settlement. Approximately $5 million of the remaining net insurance proceeds was used or set aside to pay for post-fire clean up and operating expenses of the Parkwoods joint venture and the costs associated with pursuing the redevelopment permits discussed further below. The remaining $5 million of net proceeds was paid to the Partnership under the terms of the venture agreement. Approximately $4,500,000 of the proceeds received by the Partnership was distributed to the Limited Partners in August 1992. In calendar 1993, the carrying value of the land was written down to management's estimate of net realizable value based on the estimated sales price to be received in the ordinary course of business, less costs of completion, holding and disposal. A loss of approximately $1,593,000 was recognized in connection with such write down. The Partnership's share of such loss is included in Partnership's share of unconsolidated ventures' losses for fiscal 1994.

        During fiscal 1994, the joint venture was successful in obtaining approval for the construction of a condominium complex on the land. The reconstruction plans were for a project of similar size and density to that of the former Parkwood Apartment complex. Management believed that obtaining these condominium conversion and site plan approvals would substantially facilitate the future sale of the land. During calendar 1994, the joint venture paid approximately $500,000 to secure certain building permits required in order to proceed with the planned reconstruction. In connection with obtaining the site plan approvals, the joint venture entered into a settlement agreement with the former tenants of the operating investment property related to their rights in the condominium conversion. Under the terms of this agreement, the joint venture agreed to pay the former tenants approximately $250,000 and to offer certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project. During fiscal 1996, the majority of the $250,000 settlement amount was paid out to the former tenants.

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

        During fiscal 1993, the Partnership, along with Parkwood Montclair Partners, became defendants in numerous lawsuits alleging various damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the investment property and several thousand homes in the surrounding area. The insurers who provided liability coverage during the relevant period have participated in the defense of the Partnership and the joint venture subject to a reservation of rights. The legal proceedings during fiscal 1995 with respect to this litigation included certain court-supervised mediation hearings which have subsequently led to the settlement and dismissal of all of the outstanding claims during the year ended March 31, 1996. These settlements and the associated expenses have been paid for by the joint venture's liability insurance carriers and were well within the venture's policy limits.

        Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of these amounts totalling approximately $146,000 in December 1995, which was recorded as income by the joint venture in calendar 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. The federal agency has granted the joint venture a hearing regarding this matter. The hearing is scheduled to occur during the second quarter of fiscal 1997. There are no assurances that any further amounts will be recovered. Any amounts which might be recovered will be recorded as income by the joint venture in the period in which such funds are received.

        Per the terms of the joint venture agreement, taxable income or tax loss from operations is allocated 99% to the Partnership and 1% to the co-venturer. Taxable income or tax loss resulting from the sale or other disposition of the apartment complex was allocated between the Partnership and the co-venturer generally as proceeds were distributed. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

    6.  Mortgage Note Payable

        Mortgage note payable at March 31, 1996 and 1995 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):
                                                     1996         1995

     Mortgage  note  payable  secured by
     the Nob  Hill  operating  property.
     The loan bears  interest  at 7.375%
     with monthly principal and interest
     payments of $49 through November 1,
     2023.  The fair  value of this note
     payable  approximated  its carrying
     value as of December 31, 1995.                 $6,890      $  6,962
                                                    ======      ========

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

        Scheduled maturities of the mortgage note payable for each of the next five years and thereafter are as follows (in thousands):

           1996               $   77
           1997                   83
           1998                   90
           1999                   97
           2000                  104
           Thereafter          6,439
                              ------
                              $6,890
                              ======

7.  Subsequent Event

        On May 15, 1996, the Partnership distributed $79,000 to the Limited Partners and $1,000 to the General Partners for the quarter ended March 31, 1996.

8.  Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber
     Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First PW Growth Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

          The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Growth Properties LP, PaineWebber, First PW Growth Properties, Inc. and PA
     (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Growth Properties LP, also allege that following the sale of the partnership interests, PaineWebber, First PW Growth Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, First PW Growth Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

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

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

         In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

Schedule III- Real Estate and Accumulated Depreciation

                                     PAINE WEBBER GROWTH PROPERTIES LP
                            Schedule of Real Estate and Accumulated Depreciation

                                               March 31, 1996
                                               (In thousands)

                                                 Cost
                                                Capitalized                                                           Life on Which
                             Initial Cost to   (Removed)                                                               Depreciation
                                 Partnership Subsequent to  Gross Amount at Which Carried at                             in Latest
                               Venture       Acquisition          End of Year                                            Income
                                 Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation Construction Acquired is Computed

Apartment
 Complex
San Antonio,
 TX           $ 6,890     $ 2,029  $11,518     $2,309     $ 2,029   $13,827   $15,856  $ 6,263      1972-1974  3/31/83   5-30 yrs

Notes:
(A) The  aggregate  cost of real estate owned at December  31, 1995 for Federal income tax  purposes is  approximately  $14,615,000.
(B) See Note 6 of Notes to Financial  Statements  for a description  of the mortgage debt  encumbering  the operating investment property.
(C) Reconciliation of real estate owned:

                                                  1996              1995            1994
                                                  ----              ----            ----

      Balance at beginning of year             $15,707           $14,729          $14,555
      Acquisitions and improvements                149               978              174
                                               -------           -------          -------
      Balance at end of year                   $15,856           $15,707          $14,729
                                               =======           =======          =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year            $  5,577          $  4,984         $  4,488
      Depreciation expense                         686               593              496
                                              --------          --------         --------
      Balance at end of year                  $  6,263          $  5,577         $  4,984
                                              ========          ========         ========


                        REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Growth Properties LP as of December 31, 1995 and 1994, and the related combined statements of operations and changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Growth Properties LP at December 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                       /S/ Ernst & Young LLP
                                       ERNST & YOUNG LLP

Boston, Massachusetts
February 14, 1996

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

                             COMBINED BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In thousands)

                                     Assets
                                                            1995        1994

Current assets:
   Cash and cash equivalents                            $   1,007   $   1,108
   Accounts receivable                                         13       1,594
   Prepaid expenses                                            70          76
                                                       ---------    ---------
         Total current assets                               1,090       2,778

Operating investment properties:
   Land                                                     4,325       4,325
   Buildings, improvements and equipment                   22,693      22,465
                                                       ----------   ---------
                                                           27,018      26,790
   Less: accumulated depreciation                         (10,797)     (9,949)
                                                       ----------  ----------
                                                           16,221      16,841

Reserves for repairs and capital improvements                  64          49
Deferred expenses, net of accumulated amortization
 of 196 in 1995 ($166 in 1994)                                105         135
                                                        ---------   ---------
                                                         $ 17,480    $ 19,803
                                                         ========    ========

                       Liabilities and Venturers' Deficit

Current liabilities:
   Accounts payable and other liabilities                $    256    $    386
   Accrued real estate taxes                                  246         241
   Accrued interest                                            74           -
   Accrued management fee                                      16          15
   Tenant security deposits                                   209         191
   Current portion of long-term debt                        8,532         159
   Due to venturers                                             -       1,619
                                                         --------    --------
         Total current liabilities                          9,333       2,611

Reimbursements payable to Venturer                          1,699       1,629

Long-term debt                                              7,266      15,798

Venturers' deficit                                           (818)       (235)
                                                         --------    --------
                                                          $17,480     $19,803
                                                          =======     =======





                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

  COMBINED STATEMENTS OF OPERATIONSAND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
              For the years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                1995        1994        1993
                                                ----        ----        ----
Revenues:
   Rental income                              $ 4,763    $  5,726     $ 5,509
   Interest and other income                      295         205         306
   Gain on settlement of insurance claims           -           -         250
                                              --------   --------     -------
                                                5,058       5,931       6,065
Expenses:
   Interest expense                             1,594       2,010       2,022
   Write down of investment property to
      net realizable value                          -           -       1,593
   Depreciation expense                           848       1,110       1,068
   Salaries                                       496         562         599
   Repairs and maintenance                        573         671         751
   Property operating expenses                    441         586         544
   Real estate taxes                              304         454         409
   General and administrative                     164         231         211
   Management fees                                245         339         289
   Reimbursements to partner                      193         209         454
   Professional fees                              119         204         400
   Tenant compensation expense                      -           -         250
                                             --------    --------     -------
                                                4,977       6,376       8,590
                                             --------    --------     -------

Operating income (loss)                            81        (445)     (2,525)

Net gain on sales of investment properties          -       1,041           -
                                             --------    --------     -------

Net income (loss)                                  81         596      (2,525)

Contributions from venturers                        -         154           -

Distributions to venturers                       (664)     (5,237)       (201)

Venturers' capital, beginning of year            (235)      4,252       6,978
                                             --------    --------     -------

Venturers' capital (deficit), end of year   $    (818)  $    (235)    $ 4,252
                                            =========   =========     =======









                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                1995          1994       1993
                                                ----          ----       ----
Cash flows from operating activities:
  Net income (loss)                           $    81      $  596     $(2,525)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
   Net gain on sales of investment properties       -      (1,041)          -
   Gain on settlement of insurance claims           -           -        (250)
   Depreciation and amortization                  848       1,110       1,068
   Amortization of loan acquisition costs          30          30          31
   Write down of investment property to net
      realizable value                             -           -        1,593
   Changes in assets and liabilities:
      Accounts receivable                       1,581          (2)          2
      Prepaid expenses                              6          50           6
      Other assets                                  -         166           -
      Accounts payable and other liabilities     (130)       (169)        220
      Accrued interest                             74        (111)        118
      Accrued real estate taxes                     5           2         (71)
      Accrued management fees                       1          (3)         (3)
      Tenant security deposits                     18          (8)         18
      Due to venturers                         (1,619)          -           -
      Reimbursements payable to partner            70        (693)        384
                                              --------     -------     ------
         Total adjustments                        884        (669)      3,116
         Net cash provided by (used for)
          operating activities                    965         (73)      591

Cash flows from investment activities:
  Net proceeds from sales of investment
      properties                                   -        9,110           -
  Additions to operating investment properties   (228)     (1,136)       (992)
  Increase in reserve for capital expenditures    (15)        (14)        (14)
                                             --------     -------     ------
         Net cash provided by (used for)
           investing activities                  (243)      7,960      (1,006)

Cash flows from financing activities:
  Repayment of long-term debt                    (159)     (4,525)     (3,830)
  Distributions to venturers                     (664)     (4,151)       (201)
  Repayments of operating loans payable
     to venturers                                   -        (106)          -
  Refund of debt issuance costs                     -          83           -
  Proceeds from issuance of long-term debt
     net of $301 debt issuance costs and
     $501 capital improvement escrow                -           -       3,571
  Proceeds from insurance settlements               -           -         250
  Proceeds from operating loans payable to
     venturers                                      -           -         238
                                             --------     -------      ------
       Net cash provided by (used for)
          financing activities                  (823)      (8,699)         28
                                             --------     -------     ------

Net decrease in cash and cash equivalents        (101)       (812)       (387)
Cash and cash equivalents, beginning of year    1,108       1,920       2,307
                                            --------- -----------    --------
Cash and cash equivalents, end of year       $  1,007  $    1,108     $ 1,920
                                             ========  ==========     =======

Cash paid during the year for interest       $  1,478  $    2,023     $ 1,872
                                             ========  ==========     =======



                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Summary of significant accounting policies
    Organization

         The accompanying financial statements of the Combined Joint Ventures of PaineWebber Growth Properties, LP include the accounts of Rocky Mountain Partners, a Colorado general partnership; Grouse Run Associates I and II, California general partnerships; Plano Chisholm Place Associates, a Texas general partnership; Austin Northcastle Partners, a Texas general partnership; and Parkwood Montclair Partners, a California general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-ventures and PaineWebber Growth Properties, LP (PWGP) which owns a majority interest in each of the joint ventures mentioned below. As further described in Note 2, Austin Northcastle Partners sold its operating investment property and suspended its operations effective on December 23, 1994. Also, as further described in Note 2, Parkwood Montclair Partners sold the land at the former site of the Parkwood Apartments on April 15, 1994 to an affiliate of the co-venture partner. Due to certain outstanding legal claims involving the Parkwoods joint venture, the venture was not liquidated subsequent to the sale of the land (see Note 2).

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

    Basis of presentation

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1995 and 1994 and revenues and expenses for each of the three years in the period ended December 31, 1995. Actual results could differ from the estimates and assumptions used.

         Certain of the records of the Combined Joint Ventures are maintained on the income tax basis of accounting and are adjusted, principally for depreciation, to conform with generally accepted accounting principles for financial reporting purposes.

    Operating investment properties

         The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The operating investment property owned by the Parkwood Montclair Partners was destroyed by fire on October 20, 1991. Subsequent to the fire, the investment property consisted of land and construction in process which included capitalized real estate taxes and various other costs to ready the property for sale including zoning, grading, engineering and consulting studies. The land and construction in progress of Parkwood Montclair Partners was being held for sale as of December 31, 1993 and was written down to estimated net realizable value at December 31, 1993. Estimated net realizable value represents management's estimate of the sales price to be realized in the ordinary course of business, less costs of completion, holding and disposal. With the exception of the Nob Hill Apartments, the operating investment properties owned by the other joint ventures were considered to be held for long-term investment purposes as of December 31, 1995 and 1994. As discussed further in Note 2, during 1995 management decided to actively market the Nob Hill Apartments for sale. However, since the current market value of the property is estimated to be equal to or greater than its net carrying value, no adjustments to the financial statement presentation of the Combined Joint Ventures are required. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to thirty years. Professional fees (including deferred acquisition fees paid to an affiliate of the general partner, see
    Note 3), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Combined Joint Ventures will adopt Statement 121 in 1996 and, based on current circumstances, management does not believe the adoption will have a material effect on results of operations or financial position.

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

        In accordance with the joint venture agreements, certain cash balances are restricted for insurance, real estate taxes and tenant security deposits. However, should cash be required for operating expenditures, the partners may modify the joint venture agreements. Included in the cash and cash equivalents balance are the following restricted amounts:

                                                  December 31,   December 31
                                                     1995           1994

         Reserve for tenant security deposits       $    65      $   191
         Reserve for insurance and tax deposits         121          276
                                                   --------      --------
                                                   $    186      $   467
                                                   ========      =======

        In addition, the mortgage loan of one of the joint ventures provides that, effective July 1991, the venture must maintain a cash balance in the amount of $100,000 restricted for the payment of future capital expenditures. To the extent that the venture does not expend a minimum of $100,000 in annual capital improvements, the loan agreement requires an increase in the amount to be held in the restricted account. Such restricted cash amounts total $100,000 at December 31, 1995 and 1994 and are included in the balance of cash and cash equivalents on the accompanying balance sheets.

    Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, tenant receivables, cash reserves and current liabilities approximates their fair value due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of reimbursements payable to Venturer without incurring excessive costs due to the unique nature of such obligations. The fair value of long-term debt is estimated using a discounted cash flow analysis, based on the current market rate for similar types of borrowing arrangements.

    Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Joint Ventures

    See Note 5 to the financial statements of PWGP in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

    a.  Rocky Mountain Partners

        The joint venture owns and operates Tantra Lake Apartments, a 301-unit apartment complex located in Boulder, Colorado. As further described in
        Note 5, the mortgage loan secured by the Tantra Lake Apartments is scheduled to mature on July 1, 1996. Management is currently pursuing new financing sources which would allow the venture to repay the outstanding debt obligation in addition to negotiating with the existing lender regarding a possible extension of the current loan agreement. However, no financing agreement has been finalized as of the date of this report.

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

    e.  Parkwood Montclair Partners

        The joint venture owned and operated Parkwoods Apartments, a 433-unit apartment complex located in Oakland, California. The operating investment property was entirely destroyed by fire on October 20, 1991. The joint venture had in place sufficient insurance coverage on the investment property as of the date of the fire. In May 1992, the joint venture and the insurance carrier agreed on the extent of the losses and entered into a cash settlement of $29,361,000. In September 1993, the joint venture and another insurance carrier entered into a cash settlement of $250,000 related to supplemental hazard insurance. Such settlement amount is recorded as a gain on the 1993 statement of operations. The net settlement proceeds were used as follows: (i) $19,000,000 in full payment of first mortgage loan, (ii) $1,418,000 ($65,000 of accrued interest) in full payment of operating loans payable to PWGP, (iii) $171,000 in payment of reimbursements payable to PWGP,
        (iv) $4,691,000 distributed to PWGP, and (v) $2,547,000 retained by the joint venture.

        During 1993, the joint venture was successful in obtaining approval for the construction of a condominium complex on the land. The reconstruction plans were for a project of similar size and density to that of the former Parkwood Apartment complex. Management believed that obtaining these condominium conversion and site plan approvals would substantially facilitate the future sale of the land. During calendar 1994, the joint venture paid approximately $500,000 to secure certain building permits required in order to proceed with the planned reconstruction. In connection with obtaining the site plan approvals, the joint venture entered into a settlement agreement with the former tenants of the operating investment property related to their rights in the condominium conversion. Under the terms of this agreement, the venture agreed to pay the former tenants approximately $250,000 and to offer certain discounts to former tenants who wish to purchase a condominium unit in the redeveloped project. During 1995, the majority of this $250,000 settlement amount was paid out to the former tenants.

        On April 15, 1994, Parkwood Montclair Partners sold the land on the former site of the Parkwoods Apartments to an affiliate of PWGP's co-venture partner. The property was sold for $4,750,000. After paying all closing costs, the net sales proceeds amounted to approximately $4,699,000. Parkwood Montclair Partners retained a portion of the proceeds, which will be used to pay the $250,000 settlement amount pursuant to the agreement with the former tenants of the Parkwoods Apartments and to fund ongoing costs associated with the claims described below. The remaining portion of the proceeds was distributed to the venture partners in accordance with the terms of the joint venture agreement, with PWGP receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. In 1993, the carrying value of the land had been written down to management's estimate of net realizable value based on the estimated sales price to be received in the ordinary course of business, less costs of completion, holding and disposal. The writedown resulted in a loss of approximately $1,593,000 which is reflected in the accompanying 1993 statement of operations. The net sales price of the land was less than its net carrying value at the date of the sale by approximately $163,000. An additional loss equal to such amount was recognized in 1994. Due to the outstanding legal claims involving the venture, as discussed further below, Parkwood Montclair Partners was not liquidated at the time of the sale of the land.

        During  1992,  Parkwood  Montclair  Partners  and  its  partners  became defendants in numerous lawsuits alleging damages in excess of $100 million as a result of the Oakland Hills fire which destroyed the investment property and several thousand homes in the surrounding area in October 1991. The joint venture's insurers who provided liability coverage during the relevant period have participated in the venture's defense subject to a reservation of rights. The legal proceedings during calendar 1994 with respect to this litigation included certain court-supervised mediation hearings which have subsequently led to the settlement and dismissal of all of the outstanding claims during calendar 1995. These settlements and the associated expenses have been paid for by the joint venture's liability insurance carriers and were well within the venture's policy limits.

        Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during 1995 to a release schedule for money previously funded by the Parkwood joint venture to pay for building permits. The joint venture received a partial refund of these amounts totalling approximately $146,000 in December 1995. Such amount is recorded as other income on the accompanying 1995 statement of operations. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. The federal agency has granted the joint venture a hearing regarding this matter. The hearing is scheduled to occur during the third quarter of calendar 1996. There are no assurances that any additional amounts will be recovered. Any amounts which might be recovered will be recorded as income in the period in which such funds are received.

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

        The joint venture agreements provide that the co-venturers will reimburse PWGP for their proportionate share of PWGP's management fees and certain out-of-pocket expenses incurred by PWGP in connection with the general management of the joint ventures. Such reimbursements are payable only to the extent of available cash flow from operations and are cumulative to the extent not paid. The Combined Joint Ventures owed PWGP reimbursements totalling $193,000, $209,000 and $454,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Cumulative unpaid reimbursements aggregated $1,699,000 and $1,629,000 at December 31, 1995 and 1994,
    respectively.

        Certain of the joint ventures entered into consulting agreements with affiliates of their partners for the purpose of enhancement of the marketing and rental value of the property. The joint ventures began paying quarterly consulting fees commencing in 1983 and 1984, of which the total amount to be paid was $530,000. Quarterly payments were payable only out of distributable net cash flow or capital proceeds in accordance with the terms of the joint venture agreements. All such deferred consulting fees have been paid in full as of December 31, 1995.

4.  Reserves for repairs and capital improvements

        Under the terms of certain joint venture agreements, the joint ventures are required to maintain a cash reserve for capital expenditures consisting of an initial amount to be increased for each month of operations of the operating investment property by the joint ventures by an amount equal to 2% of the gross rents. Unless otherwise determined by the joint ventures, the principal amount of funds in the capital reserve shall only be expended for capital repairs to, or replacement of, portions of the operating properties as set forth in a budget or approved by the joint ventures. At December 31, 1995 and 1994, the balance of reserves for repairs and capital improvements consists of escrow accounts maintained by Grouse Run Associates I and II.

5.  Long-term debt

    Long-term debt at December 31, 1995 and 1994 consists of the following (in thousands):

                                                           1995         1994
 Nonrecourse  mortgage note secured by a
 first deed of trust on the Tantra  Lake
 Apartments (see discussion  below). The
 loan bears interest at 10.5% per annum,
 monthly   payments  of  principal   and
 interest   of  $84,000   will  be  made
 through July 1, 1996 when the remaining
 unpaid  balance is due.  The fair value
 of this note  approximated its carrying
 value as of  December  31,  1995 due to
 the  short-term  maturity  of the loan.                $8,482        $8,594


 Nonrecourse  mortgage note secured by a
 deed  of  trust  on  the  Grouse  Run I
 operating  property and  guaranteed  by
 the Federal Housing Administration. The
 loan bears  interest  at a rate of 7.5%
 per annum  and is  payable  in  monthly
 principal and interest  installments of
 $11,000.  The remaining  unpaid balance
 is due February 1, 2019. The fair value
 of this mortgage note  approximated its
 carrying   value  as  of  December  31,
 1995.                                                 1,399          1,420


 Nonrecourse  mortgage note secured by a
 deed  of  trust  on the  Grouse  Run II
 operating  property and  guaranteed  by
 the Federal Housing Administration. The
 loan bears  interest  at a rate of 7.5%
 per annum  and is  payable  in  monthly
 principal and interest  installments of
 $13,000  with  the   remaining   unpaid
 balance due February 1, 2020.  The fair
 value    of    this    mortgage    note
 approximated  its carrying  value as of
 December 31, 1995.                                    1,757          1,783

 Real estate lien note  payable  secured
 by   the   Chisholm   Place   operating
 property and an  assign-ment  of rents.
 The note is nonrecourse, bears interest
 on the  unpaid  principal  balance at a
 rate of 10% per annum and is payable in
 monthly    principal    and    interest
 installments, with the entire principal
 balance  due on October  1,  2001.  The
 fair  value of this  note  approximated
 $4,547 as of  December  31,  1995.                     4,160         4,160


      Total long-term debt                             15,798        15,957

      Less:  current portion                           (8,532)         (159)
                                                     ---------     --------
                                                      $  7,266     $ 15,798
                                                      ========     ========

       Maturities of long-term debt for each of the next five years and thereafter are as follows:

        1996          $  8,532
        1997                54
        1998                58
        1999                63
        2000                68
        Thereafter       7,023
                    ----------
                      $ 15,798
                      ========

        The loan secured by the Tantra Lake Apartments is scheduled to mature on July 1, 1996. Management of the joint venture is currently pursuing alternative financing sources to repay the maturing obligation in addition to negotiating with the existing mortgage lender regarding a possible extension of the current loan agreement. However, in the event that the venture is unable to secure a new loan or an extension prior to the scheduled maturity date, the existing lender could choose to initiate foreclosure proceedings on the operating investment property. Management believes that its refinancing efforts will be successful, however, there can be no assurances that a favorable outcome will be achieved.





Schedule III - Real Estate and Accumulated Depreciation
                                                  COMBINED JOINT VENTURES OF
                                               PAINE WEBBER GROWTH PROPERTIES LP
                                     Schedule of Real Estate and Accumulated Depreciation
                                                       December 31, 1995

                                                 Cost
                                                Capitalized                                                           Life on Which
                             Initial Cost to   (Removed)                                                               Depreciation
                                 Partnership Subsequent to  Gross Amount at Which Carried at                             in Latest
                               Venture       Acquisition          End of Year                                            Income
                                 Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation Construction Acquired is Computed
COMBINED JOINT VENTURES:

Apartment Complex
Plano, TX      $ 4,160    $  1,744   $  6,250  $ 194        $ 1,744  $  6,444  $ 8,188  $  2,802    1982         5/31/83  5-30 yrs

Apartment Complex
Stockton, CA     3,156         545      4,914    496            545     5,410     5,955     2,589   1980         3/31/83  5-30 yrs

Apartment Complex
Boulder, CO      8,482       2,036      8,747   2,092         2,036    10,839    12,875     5,406   1974         2/17/83  5-30 yrs
              --------      ------    -------- ------         -----  --------  --------   -------
               $15,798     $ 4,325    $19,911  $2,782        $4,325   $22,693   $27,018   $10,797
               =======     =======    =======  ======         ======  =======   =======   =======
Notes:
(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal income tax  purposes is  approximately $26,858,000.
(B) See Note 5 of Notes to Financial  Statements  for a description of the debt  encumbering  the operating investment properties.

(C) Reconciliation of real estate owned:
                                              December 31       December 31,      December 31,
                                                 1995              1994              1993

      Balance at beginning of year            $ 26,790          $ 38,581           $37,589
      Acquisitions and improvements                228             1,136               992
      Dispositions                                   -           (12,927)                -
                                              --------         ---------           -------
      Balance at end of year                  $ 27,018          $ 26,790           $38,581
                                              ========          ========           =======

(C) Reconciliation of accumulated depreciation:
      Balance at beginning of year           $   9,949          $ 11,066          $  9,998
      Depreciation expense                         848             1,110             1,068
      Dispositions                                   -            (2,227)                -
                                             ---------         ---------          --------
      Balance at end of year                  $ 10,797         $   9,949           $11,066
                                              ========         =========           =======