Form 10-Q
period 1996-06-30
PAINE WEBBER GROWTH PROPERTIES LP
filed 1996-08-13
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                        PAINE WEBBER GROWTH PROPERTIES LP

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)


                                     ASSETS
                                                         June 30     March 31
                                                        ---------   ---------

Operating investment property, at cost:
   Land                                                 $   2,029   $   2,029
   Buildings improvements and equipment                    13,854      13,827
                                                        ---------   ---------
                                                           15,883      15,856
   Less accumulated depreciation                           (6,429)     (6,263)
                                                       ----------  ----------
                                                            9,454       9,593
Investments in unconsolidated joint
  ventures, at equity                                       1,063         987
Cash and cash equivalents                                   1,079       1,323
Real estate tax and insurance escrow deposit                   93         247
Capital improvement and replacement escrow                    287         271
Accounts receivable                                             2           1
Deferred loan costs, net                                      492         496
Other assets                                                   27          61
                                                        ---------    --------
                                                         $ 12,497    $ 12,979
                                                         ========    ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                    $    102    $    266
Accrued interest payable                                      225         211
Advances from consolidated venture                              -         250
Tenant security deposits                                       18          18
Other liabilities                                              26          27
Mortgage note payable                                       6,871       6,890
Partners' capital                                           5,255       5,317
                                                         --------    --------
                                                         $ 12,497    $ 12,979
                                                         ========    ========



                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                    CONSOLIDATED  STATEMENTS OF OPERATIONS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                           1996        1995
                                           ----        ----

Revenues:
   Rental income                        $    504     $   482
   Reimbursements from affiliates             41          44
   Interest and other income                  33          83
                                        --------     -------
                                             578         609

Expenses:
   Property operating expenses               243         240
   Depreciation                              166         168
   Interest expense                          145         146
   Real estate taxes                          57          54
   Management fees                             8           9
   General and administrative                 66         133
                                       ---------   ---------
                                             685         750

Operating loss                              (107)       (141)

Venture partner's share of
   consolidated venture's operations           1           1

Partnership's share of unconsolidated
    ventures' income                         124          51
                                       ---------   ---------

Net income (loss)                      $      18    $    (89)
                                       =========    ========

Per Limited Partnership Unit:
   Net income (loss)                       $0.61      $(3.00)
                                           =====      ======

   Cash distributions                      $2.69      $93.14
                                           =====      ======

The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.



                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                  General          Limited
                                                  Partners         Partners
                                                  --------         --------

Balance at March 31, 1995                         $      -        $  8,610
Cash distributions                                      (1)         (2,719)
Net loss                                                (1)            (88)
                                                  --------        --------
Balance at June 30, 1995                          $     (2)       $  5,803
                                                  ========        ========

Balance at March 31, 1996                         $     (6)       $  5,323
Cash distributions                                      (1)            (79)
Net income                                               -              18
                                                  ---------       --------
Balance at June 30, 1996                          $     (7)       $  5,262
                                                  ========        ========



                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
  Net income (loss)                                     $   18       $  (89)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
   Reimbursements from affiliates                          (41)         (44)
   Venture partner's share of consolidated
      venture's operations                                  (1)          (1)
   Partnership's share of unconsolidated
      ventures' income                                    (124)         (51)
   Depreciation                                            166          168
   Amortization of deferred loan costs                       4            4
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposit          154          152
     Accounts receivable                                    (1)          (2)
     Advances from consolidated venture                   (250)           -
     Other assets                                           35            9
     Accounts payable and accrued expenses                (163)        (182)
     Accrued interest payable                               14           14
     Other liabilities                                      (1)          (2)
     Tenant security deposits                                -           (2)
                                                       -------       ------
         Total adjustments                                (208)          63
                                                       -------       ------
         Net cash used in operating activities            (190)         (26)
                                                       -------       ------

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures         88           39
   Net withdrawals from (deposits to) capital
     improvement and replacement escrow                    (16)          74
   Additions to operating investment property              (27)         (38)
                                                       -------       ------

         Net cash provided by investing activities          45           75
                                                       -------       ------

Cash flows from financing activities:
   Principal payments on mortgage note payable             (19)         (18)
   Distributions to partners                               (80)      (2,720)
                                                       -------       ------

         Net cash used in financing activities             (99)      (2,738)
                                                       -------       ------

Net decrease in cash and cash equivalents                 (244)      (2,689)

Cash and cash equivalents, beginning of period           1,323        3,493
                                                       -------       ------


Cash and cash equivalents, end of period              $  1,079      $   804
                                                      ========      =======

Cash paid during the period for interest              $    127      $   128
                                                      ========      =======



                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP
                          Notes to Financial Statements

1.  General

        The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1996.

        In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Investments in Unconsolidated Joint Ventures

        The Partnership has investments in four unconsolidated joint ventures at June 30, 1996. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

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

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                   CONDENSED COMBINED SUMMARY OF OPERATIONS
     For the three months ended March 31, 1996 and 1995
                                 (in thousands)

                                                  1996        1995
                                                  ----        ----

     Rental revenues and expense recoveries    $ 1,194      $1,148
     Interest and other income                      26          23
                                                ------      ------
                                                 1,220       1,171

     Property operating expenses                   525         513
     Interest expense                              393         397
     Depreciation                                  184         216
                                                ------      ------
                                                 1,102       1,126
                                                ------      ------

     Net income                                $   118     $    45
                                               =======     =======

     Net income:
      Partnership's share of
        combined income (losses)              $    124    $     51
      Co-venturers' share of
        combined income (losses)                    (6)         (6)
                                              --------    --------
                                              $    118    $     45
                                              ========    ========

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

        On October 18, 1995, the Partnership signed a letter of intent to sell the Nob Hill Apartments to a third party for $10 million. The sale was subject to the satisfactory completion of the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development
    (HUD) to the buyer's assumption of the outstanding first mortgage loan. In January 1996, the buyer withdrew the offer to purchase the property. During the fourth quarter of fiscal 1996, efforts to sell the property were renewed. During the first quarter of fiscal 1997, a purchase and sale agreement was signed with a new prospective buyer for a purchase price of $10 million. This sale is also subject to the satisfactory completion of the buyer's due diligence and formal approval from HUD to the buyer's assumption of the outstanding first mortgage loan. Accordingly, there are no assurances that this transaction will be consummated.

    The following is a summary of property operating expenses for the three months ended March 31, 1996 and 1995 (in thousands):

                                                  1996       1995
                                                 -----       ----

        Repairs and maintenance                 $   45      $   63
        Utilities                                   38          30
        Management fees                             21          20
        Insurance                                   15          15
        Administrative and other                   124         112
                                                ------      ------
                                                $  243      $  240
                                                ======      ======

4.  Related Party Transactions

        The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $41,000 and $44,000 for the three months ended June 30, 1996 and 1995, respectively.

        Since the Partnership reinstated the payment of regular quarterly distributions to the Limited Partners effective November 15, 1994, the Adviser is entitled to earn certain asset management fees. The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $8,000 and $9,000 for the three months ended June 30, 1996 and 1995, respectively.

        Included in general and administrative expenses for the three months ended June 30, 1996 and 1995 is $24,000 and $25,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 and $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the three months ended June 30, 1996 and 1995, respectively.

5.  Mortgage Note Payable

        Mortgage note payable at June 30, 1996 and March 31, 1996 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):

                                                         June 30    March 31

    7.375%   mortgage  note  payable
    secured    by   the   Nob   Hill
    operating  property.   The  fair
    value  of  the   mortgage   note
    payable     approximated     its
    carrying  value as of March  31,
    1996 and December 31, 1995.                         $6,871      $6,890
                                                        ======      ======

        The above debt obligation represents a nonrecourse mortgage note payable to a third party and insured by the U.S. Department of Housing and Urban Development (HUD). The principal and interest on the note are to be paid in monthly installments of approximately $49,000 commencing December 1, 1993, until maturity on November 1, 2023. In addition, the property submits monthly escrow deposits of approximately $29,000 for taxes, insurance and a replacement reserve required under the terms of the HUD regulatory agreement.

6.  Contingencies

         As discussed in detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As discussed further in the Partnership's Annual Report, management began to market the Nob Hill Apartments property for sale during the spring of 1995. On October 18, 1995, the Partnership signed a letter of intent with a third party to sell the Nob Hill Apartments for $10 million. As part of its due diligence process, the buyer raised certain issues regarding required repairs to the property and requested a price concession to offset the cost of such repairs. During the third quarter of fiscal 1996, the Partnership negotiated with the buyer over the magnitude of the required repairs and the amount of the costs required to complete the repairs. However, no agreement could be reached regarding these issues and, in January 1996, the buyer withdrew the offer to purchase the property. During the fourth quarter of fiscal 1996, efforts to sell the property were renewed. During the first quarter of fiscal 1997, a purchase and sale agreement was signed with a new prospective buyer for a purchase price of $10 million. The sale is subject to the satisfactory completion of the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development to the buyer's assumption of the outstanding first mortgage loan. Accordingly, there are no assurances that this transaction will be consummated. Subsequent to the quarter end, the buyer's due diligence period was extended through mid-August. While the Nob Hill property is currently 90% occupied, development of a significant number of new multi-family units is currently underway. Increased competition has begun to result in pressure to reduce rental rates or use rent concessions as leasing incentives to maintain occupancy levels and market share. In addition, despite the recent extensive capital improvement program at the property, the property's age will require that ongoing capital expenditures be made to maintain the property's competitive condition. As a result of these circumstances, management believes that the value of this 25-year-old, 368-unit, San Antonio, Texas apartment complex may be at or near its peak for the current market cycle.

    The sale of the Nob Hill Apartments, if completed, would position the Partnership for a possible liquidation within the next 2-to-3 years. However, there are no assurances that the Partnership could complete the sales of the remaining properties under acceptable terms within this time frame. Subsequent to a sale of Nob Hill, the Partnership would have ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas (Chisholm Place) and Stockton, California (Grouse
Run). The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. Despite a fairly significant amount of new construction coming on-line in the greater Dallas market during fiscal 1997, the performance of the Chisholm Place Apartments is expected to remain strong due to the property's larger unit sizes, its excellent location and its well-maintained physical appearance. Throughout fiscal 1996, the California real estate market, in which the Partnership's Grouse Run property is located, continued to be adversely affected by the condition of the region's economy which, over the past several years, has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. Operations at Grouse Run, while affected by these conditions, have remained relatively steady over this period due, in large part, to the property's location and attractive physical appearance. Management has been able to maintain high occupancy levels (96% for the quarter ended June 30, 1996) by offering various rental concessions in recent years. Recently, management has begun to see slight improvement in the local Stockton market conditions, reflecting the overall improvements in California's economic climate in recent months. Management of the Partnership expects to see continued gradual improvement in these market conditions during fiscal 1997. If this trend were to continue, the Partnership may have a favorable opportunity to sell the Grouse Run property within the next 2-to-3 years. Management's hold versus sell decisions for its remaining investments will continue to be based upon an assessment of the best expected overall returns to the Limited Partners.

    The $8.5 million first mortgage loan secured by the Tantra Lake Apartments was scheduled to mature on July 1, 1996. As discussed further in the Annual Report, management's goal has been to structure a replacement loan with the flexibility to permit a future sale of the property in the event that a liquidation of the Partnership is pursued over the next 2-to-3 years, as discussed further above. Subsequent to the quarter end, on August 6, 1996, the Partnership closed on a new loan and the existing first mortgage loan was repaid in full. The new mortgage loan, in the principal amount of $8,850,000, bears interest at 7.68% per annum, requires interest-only payments throughout its term and is scheduled to mature in August 2001. The terms of the new loan will reduce Tantra Lake's required annual debt service by more than $300,000 and significantly improve cash flow to the Partnership. In addition, the new loan is assumable upon a sale and allows for prepayment in full at any time. A penalty tied to a yield maintenance calculation would be charged for any prepayment in the first two years of the term. Thereafter, a penalty equal to 1% of the outstanding principal balance would be due in conjunction with any prepayment transaction.

      As discussed further in the Annual Report, management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. The federal agency has granted the joint venture a hearing regarding this matter. The hearing is scheduled to occur during the second quarter of fiscal 1997. Presently, there are no assurances that any amounts will be recovered.

      At June 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $1,079,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the four remaining investment properties. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1996

      The Partnership reported net income of $18,000 for the three-month period ended June 30, 1996, as compared to a net loss of $89,000 for the same period in the prior year. This $107,000 favorable change in net operating results is due to an increase in the Partnership's share of unconsolidated ventures' income of $73,000 and a decrease in the Partnership's operating loss of $34,000. The Partnership's share of unconsolidated ventures' income increased as a result of increases in net income at the Tantra Lakes and Grouse Run joint ventures of $62,000 and $12,000, respectively. Net income at Tantra Lakes increased mainly due to an increase in rental income of $36,000. Rental income increased at Tantra Lakes due to an increase in average monthly rental rates. A decrease in depreciation expense of $28,000 contributed to the increase in net income at Tantra Lakes as well. Net income at Grouse Run increased by $12,000 primarily due to a decrease in real estate tax expense of $33,000. An increase in the venture's administrative expenses of $12,000 partially offset the decrease in real estate tax expense. The increase in administrative expenses can be attributed mainly to an increase in bad debt expense for the current three-month period.

     The Partnership's operating loss decreased by $34,000 for the three months ended June 30, 1996 mainly due to a decrease in general and administrative expenses of $67,000. General and administrative expense declined due to a reduction in certain required professional services. In addition, rental income from the consolidated Nob Hill joint venture improved by $22,000 for the current three-month period. The decrease in general and administrative expenses and increase in rental income were partially offset by a decrease in interest income of $50,000. Interest income decreased mainly due to a significant decrease in the average outstanding cash balance for the quarter due to the receipt of the proceeds from the sale of the Northcastle property during the prior year.

                                     PART II
                                Other Information
Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First PW Growth Properties, Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Date:  August 13, 1996