Form 10-Q
period 1996-09-30
PAINE WEBBER GROWTH PROPERTIES LP
filed 1996-11-13
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                        PAINE WEBBER GROWTH PROPERTIES LP

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)


                                     ASSETS
                                                      September 30   March 31
                                                      ------------   --------

Operating investment property, at cost:
   Land                                                  $  2,029   $   2,029
   Buildings, improvements and equipment                   13,897      13,827
                                                         --------   ---------
                                                           15,926      15,856
   Less accumulated depreciation                           (6,597)     (6,263)
                                                         --------   ---------
                                                            9,329       9,593
Investments in unconsolidated joint
  ventures, at equity                                       1,112         987
Cash and cash equivalents                                   1,114       1,323
Real estate tax and insurance escrow deposit                  162         247
Capital improvement and replacement escrow                    218         271
Accounts receivable                                             3           1
Deferred loan costs, net                                      487         496
Other assets                                                   14          61
                                                         --------    --------
                                                         $ 12,439    $ 12,979
                                                         ========    ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                   $     161    $    266
Accrued interest payable                                      239         211
Advances from consolidated venture                              -         250
Tenant security deposits                                       16          18
Other liabilities                                              25          27
Mortgage note payable                                       6,852       6,890
Partners' capital                                           5,146       5,317
                                                         --------    --------
                                                         $ 12,439    $ 12,979
                                                         =========   ========














                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended       Six Months Ended
                                        September 30,          September 30,
                                    ------------------       ----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

Revenues:
   Rental income                   $  498     $   515      $1,002     $   997
   Reimbursements from affiliates      47          52          88          96
   Interest and other income           36          33          69         116
                                   ------     -------      ------     -------
                                      581         600       1,159       1,209

Expenses:
   Property operating expenses        219         296         485         548
   Depreciation                       168         169         334         337
   Interest expense                   146         146         291         292
   Real estate taxes                   55          57         112         111
   Management fees                      8           9          16          18
   General and administrative          57          77         100         198
                                  -------    --------     -------     -------
                                      653         754       1,338       1,504
                                  -------    --------     -------     -------

Operating loss                        (72)       (154)       (179)       (295)

Venture partner's share of
   consolidated venture's
   operations                           1           1           2           2

Partnership's share of
    unconsolidated
    ventures' income                   61          78         165         129
                                 --------   ---------     -------     -------

Net loss                          $   (10)   $    (75)   $    (12)     $ (164)
                                  =======    ========    ========      ======

Net loss per Limited
  Partnership Unit                 $(0.34)     $(2.58)     $(0.41)     $(5.58)
                                   ======      ======      ======      ======

Cash distributions per
  Limited Partnership Unit         $ 2.69      $ 3.15       $5.38      $96.29
                                   ======      ======       =====      ======


The above net loss and cash distributions per Limited Partnership Unit are based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.








                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                   General          Limited
                                                   Partners         Partners
                                                   --------         --------

Balance at March 31, 1995                          $       -        $  8,610
Cash distributions                                        (2)         (2,811)
Net loss                                                  (2)           (162)
                                                   ---------        --------
Balance at September 30, 1995                      $      (4)       $  5,637
                                                   =========        ========

Balance at March 31, 1996                          $      (6)       $  5,323
Cash distributions                                        (2)           (157)
Net loss                                                   -             (12)
                                                   ---------        --------
Balance at September 30, 1996                      $      (8)       $  5,154
                                                   =========        ========

































                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
  Net loss                                             $   (12)     $  (164)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Reimbursements from affiliates                          (88)         (96)
   Venture partner's share of consolidated
      venture's operations                                  (2)          (2)
   Partnership's share of unconsolidated
      ventures' income                                    (165)        (129)
   Depreciation                                            334          337
   Amortization of deferred loan costs                       9            8
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposit           85           79
     Accounts receivable                                    (1)          (3)
     Other assets                                           47           27
     Accounts payable and accrued expenses                (104)        (142)
     Accrued interest payable                               28           28
     Advances from consolidated venture                   (250)           -
     Other liabilities                                      (2)          (3)
     Tenant security deposits                               (2)          (4)
                                                     ---------    ---------
         Total adjustments                                (111)         100
                                                     ---------    ---------
         Net cash used in operating activities            (123)         (64)
                                                     ----------   ---------

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures        128          352
   Net withdrawals from capital
     improvement and replacement escrow                     53           56
   Additions to operating investment property              (70)         (48)
                                                     ---------    ---------
         Net cash provided by investing activities         111          360
                                                     ---------    ---------

Cash flows from financing activities:
   Principal payments on mortgage note payable             (38)         (35)
   Distributions to partners                              (159)      (2,813)
                                                    ----------    ---------
         Net cash used in financing activities            (197)      (2,848)
                                                    ----------    ---------

Net decrease in cash and cash equivalents                 (209)      (2,552)

Cash and cash equivalents, beginning of period           1,323        3,493
                                                    ----------    ---------

Cash and cash equivalents, end of period            $    1,114    $     941
                                                    ==========    =========

Cash paid during the period for interest            $      254    $     256
                                                    ==========    =========



                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

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

2.  Investments in Unconsolidated Joint Ventures

        The Partnership has investments in four unconsolidated joint ventures at September 30, 1996 and 1995. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

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

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
            For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                   Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                   ------------------      -----------------
                                     1996        1995        1996       1995
                                     ----        ----        ----       ----

     Rental revenues and
       expense recoveries          $1,151      $1,160      $2,345     $ 2,308
     Interest and other income         24          39          50          62
                                   ------      ------      ------     --------
                                    1,175       1,199       2,395       2,370

     Property operating expenses      520         512       1,045       1,025
     Interest expense                 392         396         785         793
     Depreciation                     204         216         408         432
                                  -------     -------     -------    --------
                                    1,116       1,124       2,238       2,250
                                  -------     -------     -------    --------

     Net income                   $    59     $    75     $   157    $    120
                                  =======     =======     =======    ========

     Net income:
      Partnership's share of
        combined income
        (losses)                  $    61    $     78    $    165    $    129
      Co-venturers' share of
        combined income
        (losses)                      (2)          (3)         (8)        (9)
                                  ------     --------    --------    --------
                                  $   59     $     75    $    157    $    120
                                  ======     ========    ========    ========

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

        On October 18, 1995, the Partnership signed a letter of intent to sell the Nob Hill Apartments to a third party for $10 million. The sale was subject to the satisfactory completion of the buyer's due diligence and formal approval from the U.S. Department of Housing and Urban Development
    (HUD) to the buyer's assumption of the outstanding first mortgage loan. In January 1996, the buyer withdrew the offer to purchase the property. During the fourth quarter of fiscal 1996, efforts to sell the property were renewed. During the first quarter of fiscal 1997, a purchase and sale agreement was signed with a new prospective buyer for a purchase price of $10 million. As of October 1996, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million. The Partnership and the buyer are working toward a December 1996 closing for the sale transaction. However, this sale will remain subject to formal approval from HUD to the buyer's assumption of the outstanding first mortgage loan, which may not be received for several months. Until this contingency is removed, there are no assurances that this transaction will be consummated.

    The following is a summary of property operating expenses for the three and six months ended June 30, 1996 and 1995 (in thousands):

                                    Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                   -------------------     ------------------
                                     1996        1995        1996       1995
                                     ----        ----        ----       ----

        Repairs and maintenance    $   33      $   84      $   78      $  147
        Utilities                      32          34          70          64
        Management fees                21          21          42          41
        Insurance                      16          14          31          29
        Administrative and other      117         143         264         267
                                   ------      ------      ------      ------
                                   $  219      $  296      $  485      $  548
                                   ======      ======      ======      ======

4.  Related Party Transactions

        The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $88,000 and $96,000 for the six months ended September 30, 1996 and 1995, respectively.

        The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $16,000 and $18,000 for the six months ended September 30, 1996 and 1995, respectively.

        Included in general and administrative expenses for the six months ended September 30, 1996 and 1995 is $41,000 and $47,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the six months ended September 30, 1996 and 1995, respectively.

5.  Mortgage Note Payable

        Mortgage note payable at September 30, 1996 and March 31, 1996 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):

                                                    September 30     March 31
                                                    ------------     --------

    7.375%   mortgage  note  payable
    secured    by   the   Nob   Hill
    operating  property.   The  fair
    value  of  the   mortgage   note
    payable     approximated     its
    carrying  value  as of June  30,
    1996 and December 31, 1995.                        $ 6,852      $6,890
                                                       =======      ======

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

                        PAINE WEBBER GROWTH PROPERTIES LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As discussed further in the Partnership's Annual Report, management began to market the Nob Hill Apartments property for sale during the spring of 1995. On October 18, 1995, the Partnership signed a letter of intent with a third party to sell the Nob Hill Apartments for $10 million. As part of its due diligence process, the buyer raised certain issues regarding required repairs to the property and requested a price concession to offset the cost of such repairs. During the third quarter of fiscal 1996, the Partnership negotiated with the buyer over the magnitude of the required repairs and the amount of the costs required to complete the repairs. However, no agreement could be reached regarding these issues and, in January 1996, the buyer withdrew the offer to purchase the property. During the fourth quarter of fiscal 1996, efforts to sell the property were renewed. During the first quarter of fiscal 1997, a purchase and sale agreement was signed with a new prospective buyer for a purchase price of $10 million. Subsequent to the end of the second quarter of fiscal 1997, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The Partnership and the buyer are working toward a December 1996 closing for the sale transaction. However, this sale will remain subject to formal approval from the U.S. Department of Housing and Urban Development to the buyer's assumption of the outstanding first mortgage loan, which may not be received for several months. Until this contingency is removed, there are no assurances that this transaction will be consummated. While the Nob Hill property is currently 94% occupied, development of a significant number of new multi-family units is currently underway. Increased competition has begun to result in pressure to reduce rental rates or use rent concessions as leasing incentives to maintain occupancy levels and market share. In addition, despite the recent extensive capital improvement program at the property, the property's age will require that ongoing capital expenditures be made to maintain the property's competitive condition. As a result of these circumstances, management believes that the value of this 25-year-old, 368-unit, San Antonio, Texas apartment complex may be at or near its peak for the current market cycle.

    The sale of the Nob Hill Apartments, if completed, would position the Partnership for a possible liquidation within the next 2-to-3 years. However, there are no assurances that the Partnership will complete the sales of the remaining properties under acceptable terms within this time frame. Subsequent to a sale of Nob Hill, the Partnership would have ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas (Chisholm Place) and Stockton, California (Grouse
Run). The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. Despite a fairly significant amount of new construction coming on-line in the greater Dallas market during fiscal 1997, the performance of the Chisholm Place Apartments is expected to remain strong due to the property's larger unit sizes, its excellent location and its well-maintained physical appearance. Management has been able to maintain high occupancy levels at Grouse Run (93% for the quarter ended September 30, 1996) by offering various rental concessions in recent years. Recently, management has begun to see slight improvement in the local Stockton market conditions, reflecting the overall improvements in California's economic climate in recent months. Management of the Partnership expects to see continued gradual improvement in these market conditions during fiscal 1997. If this trend were to continue, the Partnership may have a favorable opportunity to sell the Grouse Run property within the next 2-to-3 years. Management's hold versus sell decisions for its remaining investments will continue to be based upon an assessment of the best expected overall returns to the Limited Partners.

    The $8.5 million first mortgage loan secured by the Tantra Lake Apartments was scheduled to mature on July 1, 1996. As discussed further in the Annual Report, management's goal has been to structure a replacement loan with the flexibility to permit a future sale of the property in the event that a liquidation of the Partnership is pursued over the next 2-to-3 years, as discussed further above. During the current quarter, on August 6, 1996, the Partnership closed on a new loan for the Tantra Lake joint venture and the existing first mortgage loan was repaid in full. The new mortgage loan, in the principal amount of $8,850,000, bears interest at 7.68% per annum, requires interest-only payments throughout its term and is scheduled to mature on September 1, 2001. The terms of the new loan will reduce Tantra Lake's required annual debt service by more than $300,000 and significantly improve cash flow to the Partnership. In addition, the new loan is assumable upon a sale and allows for prepayment in full at any time. A penalty tied to a yield maintenance calculation would be charged for any prepayment in the first two years of the term. Thereafter, a penalty equal to 1% of the outstanding principal balance would be due in conjunction with any prepayment transaction.

      As discussed further in the Annual Report, management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. Presently, there are no assurances that any amounts will be recovered.

     At September 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $1,114,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. As a result of improvements in the operations of the remaining properties in the Partnership's portfolio, the Partnership expects to increase its distribution rate from 2% to 3% on remaining invested capital. This potential increase would be effective for the distribution to be paid on February 14, 1997 for the quarter ended December 31, 1996. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the four remaining investment properties. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1996

      The Partnership reported a net loss of $10,000 for the three-month period ended September 30, 1996 as compared to a net loss of $75,000 for the same period in the prior year. This $65,000 favorable change in net operating results is primarily attributable to an $82,000 decrease in the Partnership's operating loss. The Partnership's operating loss decreased due to a decrease in expenses of $101,000. Expenses decreased mainly due to a decrease in property operating expenses from the consolidated Nob Hill joint venture of $77,000 and a decrease in the Partnership's general and administrative expenses of $20,000. Property operating expenses decreased primarily due to the extensive maintenance program undertaken at Nob Hill Apartments in the prior year to prepare the property for sale. General and administrative expenses decreased due to a reduction in certain required professional services. The decrease in expenses was partially offset by a decrease in revenues of $19,000. The decrease in revenues is mainly due to a decrease in rental income of $17,000 at the Nob Hill Apartments. Rental income decreased due to the use of discounts on new leases and reduced renewal rates for current tenants at Nob Hill Apartments.

      The decrease in the Partnership's operating loss was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income of $17,000. The Partnership's share of unconsolidated ventures' income decreased primarily due to a decrease of $24,000 in the net income of the Grouse Run joint venture. This decrease in the venture's net income is primarily attributable to an increase in real estate tax expense.

Six Months Ended September 30, 1996

      The Partnership reported a net loss of $12,000 for the six-month period ended September 30, 1996 as compared to a net loss of $164,000 for the same period in the prior year. This $152,000 favorable change in net operating results is mainly due to a decrease in the Partnership's operating loss of $116,000. The decrease in the Partnership's operating loss is attributable to a $166,000 decrease in expenses. Expenses decreased mainly due to a $63,000 decrease in property operating expenses from the consolidated Nob Hill joint venture and a $98,000 decrease in general and administrative expenses. The decrease in property operating expenses is mainly due to the extensive maintenance program implemented at Nob Hill Apartments in the prior year to prepare the property for sale. General and administrative expenses decreased largely due to a reduction in certain required professional services. The decrease in expenses was partially offset by a decrease in interest and other income of $47,000. Interest and other income decreased primarily due to a significant decrease in the Partnership's average outstanding cash balance for the current six-month period due to the temporary investment of the proceeds from the sale of the Northcastle property during the prior year.

      The decrease in the Partnership's operating loss was partially offset by an increase in the Partnership's share of unconsolidated ventures' income of $36,000. The Partnership's share of unconsolidated ventures' income increased primarily due to an increase of $52,000 in the net income of the Tantra Lakes joint venture. The increase in net income at Tantra Lakes is mainly due to an increase in rental income of $28,000. Rental income increased due to an increase in average monthly rental rates. In addition, depreciation expense decreased by $16,000 due to some equipment having become fully depreciated during the prior year.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders remains undeterminable at the present time.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Date:  November 13, 1996