Form 10-Q
period 1996-12-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1997-02-12
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                      PAINE WEBBER GROWTH PROPERTIES LP

                         CONSOLIDATED BALANCE SHEETS
               December 31, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)


                                     ASSETS
                                                       December 31   March 31
                                                       -----------   --------

Operating investment property, at cost:
   Land                                                 $   2,029   $   2,029
   Buildings, improvements and equipment                   13,940      13,827
                                                        ---------   ---------
                                                           15,969      15,856
   Less accumulated depreciation                           (6,778)     (6,263)
                                                        ---------   ---------
                                                            9,191       9,593
Investments in unconsolidated joint
  ventures, at equity                                         886         987
Cash and cash equivalents                                   1,482       1,323
Real estate tax and insurance escrow deposits                 203         247
Capital improvement and replacement escrow                    239         271
Accounts receivable                                             3           1
Deferred loan costs, net                                      483         496
Other assets                                                   24          61
                                                        ---------   ---------
                                                        $  12,511   $  12,979
                                                        =========   =========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                   $     209   $     266
Accrued interest payable                                      253         211
Advances from consolidated venture                              -         250
Tenant security deposits                                       16          18
Other liabilities                                              25          27
Mortgage note payable                                       6,832       6,890
Partners' capital                                           5,176       5,317
                                                        ---------   ---------
                                                        $  12,511   $  12,979
                                                        =========   =========




                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                     Three Months Ended     Nine  Months Ended
                                        December 31             December 31,
                                     ------------------     ------------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

Revenues:
   Rental income                   $  521     $   514     $ 1,523    $  1,511
   Reimbursements from affiliates      39          50         127         146
   Interest and other income           43          79         112         195
                                   ------     -------     -------    --------
                                      603         643       1,762       1,852

Expenses:
   Property operating expenses        235         267         720         815
   Depreciation                       181         169         515         506
   Interest expense                   144         146         435         438
   Real estate taxes                   49          56         161         167
   Management fees                      8           8          24          26
   General and administrative          39          73         139         271
                                  -------     -------     -------    --------
                                      656         719       1,994       2,223
                                  -------     -------     -------    --------

Operating loss                        (53)        (76)       (232)       (371)

Venture partner's share of
   consolidated venture's operations    -           1           2           3

Partnership's share of unconsolidated
    ventures' income                  162          41         327         170
                                   ------    --------     -------    --------

Net income (loss)                  $  109    $    (34)    $    97    $   (198)
                                   ======    ========     =======    ========

Net income (loss) per
  Limited Partnership Unit         $3.69      $(0.91)      $3.28      $(6.71)
                                   =====      ======       =====      ======

Cash distributions per
  Limited Partnership Unit         $2.69      $ 3.01       $8.07      $99.30
                                   =====      ======       =====      ======

The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.








                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                   General          Limited
                                                   Partners         Partners
                                                   --------         --------

Balance at March 31, 1995                          $      -        $  8,610
Cash distributions                                       (3)         (2,889)
Net loss                                                 (2)           (196)
                                                   --------        --------
Balance at December 31, 1995                       $     (5)       $  5,525
                                                   ========        ========

Balance at March 31, 1996                          $     (6)       $  5,323
Cash distributions                                       (2)           (236)
Net income                                                1              96
                                                   --------        --------
Balance at December 31, 1996                       $     (7)       $  5,183
                                                   ========        ========









                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
  Net income (loss)                                  $      97    $    (198)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
   Reimbursements from affiliates                         (127)        (146)
   Venture partner's share of consolidated
      venture's operations                                  (2)          (3)
   Partnership's share of unconsolidated
      ventures' income                                    (327)        (170)
   Depreciation                                            515          506
   Amortization of deferred loan costs                      13           13
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposit           44           34
     Accounts receivable                                    (2)          (5)
     Other assets                                           37           16
     Accounts payable and accrued expenses                 (57)         (85)
     Accrued interest payable                               42           42
     Advances from consolidated venture                   (250)           -
     Other liabilities                                       -           (4)
     Tenant security deposits                               (2)          (5)
                                                      --------    ---------
         Total adjustments                                (116)         193
                                                      --------    ---------
         Net cash used in operating activities             (19)          (5)
                                                      --------    ---------

Cash flows from investing activities:
   Contributions to unconsolidated joint ventures           (1)           -
   Distributions from unconsolidated joint ventures        556          580
   Net withdrawals from capital
     improvement and replacement escrow                     32           46
   Additions to operating investment property             (113)         (70)
                                                      --------     --------
         Net cash provided by investing activities         474          556
                                                      --------     --------

Cash flows from financing activities:
   Principal payments on mortgage note payable             (58)         (53)
   Distributions to partners                              (238)      (2,892)
                                                     ---------    ---------
         Net cash used in financing activities            (296)      (2,945)
                                                     ---------    ---------

Net increase (decrease) in cash and cash equivalents       159       (2,394)

Cash and cash equivalents, beginning of period           1,323        3,493
                                                      --------    ---------

Cash and cash equivalents, end of period              $  1,482     $  1,099
                                                      ========     ========

Cash paid during the period for interest             $     380    $     383
                                                     =========    =========





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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and March 31, 1996 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2.  Investments in Unconsolidated Joint Ventures

        The Partnership has investments in four unconsolidated joint ventures at December 31, 1996 and 1995. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

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

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
         For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                   Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   ------------------      ------------------
                                     1996        1995        1996       1995
                                     ----        ----        ----       ----
     Rental revenues and
       expense recoveries          $1,199      $1,175     $ 3,544     $ 3,483
     Interest and other income         33          37          83          99
                                   ------      ------     -------     -------
                                    1,232       1,212       3,627       3,582

     Property operating expenses      581         571       1,626       1,596
     Interest expense                 265         395       1,050       1,188
     Depreciation                     224         216         632         648
                                  -------      ------     -------     -------
                                    1,070       1,182       3,308       3,432
                                  -------      ------     -------     -------

     Net income                   $   162      $   30     $   319     $   150
                                  =======      ======     =======     =======

     Net income:
      Partnership's share of
        combined income (losses)  $   162      $   41     $   327     $   170
      Co-venturers' share of
        combined income (losses)        -         (11)         (8)        (20)
                                  -------      ------     -------     -------
                                  $   162      $   30     $   319     $   150
                                  =======      ======     =======     =======

3.  Operating Investment Property

        The Partnership has a controlling interest in one joint venture, Nob Hill Partners, which owns Nob Hill Apartments, a 368-unit apartment complex located in San Antonio, Texas. As explained further in the Annual Report, during fiscal 1993 the Partnership assumed control over the affairs of the joint venture as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of this joint venture on a consolidated basis. The joint venture had a year-end of December 31 for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the consolidated results of the joint venture on a three-month lag.

        During the quarter ended June 30, 1996, a purchase and sale agreement was signed with a prospective third-party buyer to sell the Nob Hill Apartments for a price of $10 million. In October 1996, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million. The transaction closed subsequent to the end of the third quarter, on February 7, 1997. While the transaction has been executed and control of the property has been transferred to the buyer, the sale remains contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale and the assumption of the loan by the purchaser. Such final approval has not been received to date, but management expects such approval to be forthcoming by early April 1997. The sale generated net proceeds of approximately $2.3 million which was distributed to the Partnership, to be held pending receipt of the formal approval referred to above. In addition the venture had excess working capital of approximately $214,000 at the time of the sale. All of the net proceeds and excess working capital are due to the Partnership under the terms of the Nob Hill joint venture agreement. The Partnership is expected to make a special distribution of $100 per original $1,000 investment subsequent to receiving the final HUD approval. Of this amount, approximately $84 would represent the net proceeds from the sale of the Nob Hill Apartments and $16 would represent a distribution of Partnership reserves which exceed expected future requirements.

        The following is a summary of property operating expenses for the consolidated Nob Hill joint venture for the three and nine months ended September 30, 1996 and 1995 (in thousands):

                                     Three Months Ended    Nine Months Ended
                                         September 30,       September 30,
                                      -----------------    ----------------
                                     1996        1995        1996       1995
                                     ----        ----        ----       ----

        Repairs and maintenance     $  32       $  81      $  110      $  228
        Utilities                      29          39          99         103
        Management fees                21          22          63          63
        Insurance                      15          15          46          44
        Administrative and other      138         110         402         377
                                    -----       -----      ------      ------
                                    $ 235       $ 267      $  720      $  815
                                    =====       =====      ======      ======

4.  Related Party Transactions

        The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $127,000 and $146,000 for the nine months ended December 31, 1996 and 1995, respectively.

        The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $24,000 and $26,000 for the nine months ended December 31, 1996 and 1995, respectively.

        Included in general and administrative expenses for the nine months ended December 31, 1996 and 1995 is $64,000 and $70,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the nine months ended December 31, 1996 and 1995, respectively.

5.  Mortgage Note Payable

        Mortgage note payable at December 31, 1996 and March 31, 1996 consists of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):

                                                       December 31  March 31
                                                       -----------  --------

    7.375%   mortgage  note  payable
    secured    by   the   Nob   Hill
    operating  property.   The  fair
    value  of  the   mortgage   note
    payable     approximated     its
    carrying  value as of  September
    30,   1996  and   December   31,
    1996.                                               $6,832      $6,890

        The above debt obligation represents a nonrecourse mortgage note payable to a third party and insured by the U.S. Department of Housing and Urban Development (HUD). The principal and interest on the note are to be paid in monthly installments of approximately $49,000 commencing December 1, 1993, until maturity on November 1, 2023. In addition, the property is required to submit monthly escrow deposits of approximately $29,000 for taxes, insurance and a replacement reserve required under the terms of the HUD regulatory agreement. As discussed further in Note 3, subsequent to the end of the third quarter of fiscal 1997, Nob Hill Partners sold its operating investment property, subject to the assumption of the mortgage indebtedness, and distributed the net proceeds to the Partnership.

6.  Contingencies

         As discussed in more detail in the Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                      PAINE WEBBER GROWTH PROPERTIES LP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

        As previously reported, during the first quarter of fiscal 1997, the Partnership signed a purchase and sale agreement with a prospective third-party buyer to sell the Nob Hill Apartments for a price of $10 million. In October 1996, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed subsequent to the end of the third quarter, on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $214,000 at the time of the sale. All of the proceeds were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement, to be held pending receipt of the formal approval referred to below. The Partnership's original investment in the Nob Hill joint venture totalled approximately $5 million. Despite receiving less than 50% of the Partnership's original investment, management believes that the sale price is reflective of the market value of the property and that it was an appropriate time to sell the investment property. While the Nob Hill property was 93% occupied for the quarter ended December 31, 1996, development of a significant number of new multi-family units was underway at the time of the sale. Increased competition had begun to result in pressure to reduce rental rates or use rent concessions as leasing incentives to maintain occupancy levels and market share. In addition, despite the recent extensive capital improvement program at the property, the property's age required that ongoing capital expenditures be made to maintain the property's competitive condition. As a result of these circumstances, management believed that the value of this 25-year-old, 368-unit, San Antonio, Texas apartment complex was at or near its peak for the current market cycle. While the sale has been executed and control of the property has been transferred to the buyer, the sale remains contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property and the assumption of the loan by the purchaser. Such final approval, which should be a mere formality, has not been received to date, but management expects such approval to be forthcoming by early April 1997. The Partnership is expected to make a special distribution to the Limited Partners of $2.9 million, or $100 per original $1,000 investment, subsequent to receiving the final HUD approval. Of this amount, approximately $84 would represent the net proceeds from the sale of the Nob Hill Apartments and $16 would represent a distribution of Partnership reserves which exceed expected future requirements.

        Distributions for the third fiscal quarter are $4.04 per Unit, which is equivalent to a 3% annualized rate of return on the $538 remaining portion of an original $1,000 investment. This is an increase from the 2% annual rate paid last quarter and is the result of the improved operating performance of the properties in the Partnership's portfolio and a reduction in debt service costs achieved from the August 1996 refinancing of the Tantra Lake mortgage loan. Subsequent to the expected distribution of the Nob Hill sale proceeds and excess Partnership reserves discussed further above, the Partnership's distribution rate is expected to increase to 4.25% per annum on the $438 remaining portion of an original $1,000 investment.

        The sale of the Nob Hill Apartments has positioned the Partnership for a possible liquidation within the next 2-to-3 years. The Partnership has ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas, Texas (Chisholm Place) and Stockton, California (Grouse Run). The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. The Partnership has received some unsolicited interest from prospective buyers for the Tantra Lake Apartments. Management expects to explore the potential for a sale of the property during calendar 1997. Despite a fairly significant amount of new construction coming on-line in the greater Dallas market during fiscal 1997, the performance of the Chisholm Place Apartments has remained strong due to the property's larger unit sizes, its excellent location and is well-maintained physical appearance. Management is currently analyzing the potential for near term appreciation in the value of the Chisholm Place property to determine the appropriate timing for the disposition of this asset. Management has been able to maintain high occupancy levels at Grouse Run (94% for the quarter ended December 31, 1996) by offering various rental concessions in recent years. As a result of the difficult local market conditions in Stockton, which continue to affect the Grouse Run property, the disposition of this investment will likely depend mostly on the timing of the sales of Tantra Lake and Chisholm Place. Management's hold versus sell decisions for its remaining investments will continue to be based upon an assessment of the best expected overall returns to the Limited Partners.
        The $8.5 million first mortgage loan secured by the Tantra Lake Apartments was scheduled to mature on July 1, 1996. As discussed further in the Annual Report, management's goal was to structure a replacement loan with the flexibility to permit a future sale of the property in the event that a liquidation of the Partnership is pursued over the next 2-to-3 years, as discussed further above. On August 6, 1996, the Partnership closed on a new loan for the Tantra Lake joint venture and the existing first mortgage loan was repaid in full. The new mortgage loan, in the principal amount of $8,850,000, bears interest at 7.68% per annum, requires interest-only payments throughout its term and is scheduled to mature on September 1, 2001. The terms of the new loan reduce Tantra Lake's required annual debt service by more than $300,000 which has significantly improved cash flow to the Partnership from this investment. In addition, the new loan is assumable upon a sale and allows for prepayment in full at any time. A penalty tied to a yield maintenance calculation would be charged for any prepayment in the first two years of the term. Thereafter, a penalty equal to 1% of the outstanding principal balance would be due in conjunction with any prepayment transaction.

        As discussed further in the Annual Report, management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. Presently, there are no assurances that any amounts will be recovered.
        At December 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $1,482,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the remaining investment properties. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership reported net income of $109,000 for the three-month period ended December 31, 1996 as compared to a net loss of $34,000 for the same period in the prior year. This $143,000 favorable change in net operating results is due to a $121,000 increase in the Partnership's share of unconsolidated ventures' income and a $23,000 decrease in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' income increased mainly due to increases of $84,000 and $57,000 in the net income of the Tantra Lake and Chisholm Place joint ventures, respectively. The increase in net income at Tantra Lake can be primarily attributed to a decrease in interest expense of $129,000, when compared to the same period in the prior year. Interest expense decreased as a result of the August 1996 refinancing discussed further above. Small increases in utilities, depreciation, insurance, and maintenance expenses partially offset the decrease in Tantra Lake's interest expense. Net income at Chisholm Place increased mainly due to decreases in maintenance expense and real estate taxes of $31,000 and $11,000, respectively, and an increase in rental income of $13,000. Rental income at Chisholm Place increased due to an increase in average rental rates.

      The Partnership's operating loss decreased mainly due to declines in general and administrative expenses of $34,000 and property operating expenses of $32,000. General and administrative expenses decreased due to a reduction in certain required professional services, when compared to the same period in the prior year. Property operating expenses of the consolidated Nob Hill venture decreased mainly due to the extensive capital maintenance program implemented at the Nob Hill Apartments in the prior year to prepare the property for sale. The decreases in general and administrative expenses and property operating expenses were partially offset by a decline in interest and other income of $36,000. Other income decreased mainly due to certain insurance proceeds received in the prior year relating to repair costs incurred at the Northcastle Apartments during 1993.

Nine Months Ended December 31, 1996
-----------------------------------

      The Partnership reported net income of $97,000 for the nine-month period ended December 31, 1996 as compared to a net loss of $198,000 for the same period in the prior year. This $295,000 favorable change in net operating results is due to a $157,000 increase in the Partnership's share of unconsolidated ventures' income and a $139,000 decrease in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' income increased mainly due to increases of $136,000 and $53,000 in the net income at the Tantra Lake and Chisholm Place joint ventures, respectively. The increase in net income at Tantra Lake can be primarily attributed to a decrease in interest expense of $135,000, when compared to the same period in the prior year. Interest expense decreased as a result of the August 1996 refinancing discussed further above. Net income at Chisholm Place increased mainly as a result of declines in real estate taxes and maintenance expense of $34,000 and $15,000, respectively, and an increase in rental income of $32,000. Rental income at Chisholm Place increased due to an increase in the rental rates. Small increases in utilities and insurance expenses partially offset the favorable changes in Chisholm Place's net income.

      The Partnership's operating loss decreased mainly due to declines in general and administrative expenses of $132,000 and property operating expenses of $95,000. General and administrative expenses decreased largely due to a reduction in certain required professional services when compared to the same period in the prior year. Property operating expenses of the consolidated Nob Hill joint venture decreased mainly due to the extensive capital maintenance program implemented at the Nob Hill Apartments in the prior year to prepare the property for sale. The decreases in general and administrative expenses and property operating expenses were partially offset by a decline in interest and other income of $83,000. Other income decreased mainly due to certain insurance proceeds received in the prior year relating to repair costs incurred at the Northcastle Apartments during 1993. Interest income decreased mainly due to a significant decrease in the Partnership's average outstanding cash balance for the current nine-month period due to the temporary investment of the proceeds from the sale of the Northcastle property during the prior year.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

    Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


                                    PAINE WEBBER GROWTH PROPERTIES LP

                                    By: FIRST PW GROWTH PROPERTIES, INC.
                                          Managing General Partner





                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer



Date:  February 12, 1997