Form 10-K405
period 1997-03-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1997-06-30
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
--------                       SECURITIES EXCHANGE ACT OF 1934

                          FOR FISCAL YEAR ENDED: MARCH 31, 1997

                                            OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the transition period from _____to _____ .

                             Commission File Number: 0-10995

                             PAINE WEBBER GROWTH PROPERTIES LP

        Delaware                                                  04-2772109
        --------                                                  ----------
(State of organization)                                      (I.R.S. Employer
                                                           Identification  No.)

  265 Franklin Street, Boston, Massachusetts                     02110
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
          ----

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

                           DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
---------                                                  -------------------
Prospectus of registrant dated                                  Part IV
November 15, 1982, as supplemented

Current Report on Form 8-K of
registrant dated
February 7, 1997                                                Part IV

                             PAINE WEBBER GROWTH PROPERTIES LP
                                      1997 FORM 10-K

                                     TABLE OF CONTENTS


Part   I                                                                  Page

Item  1     Business                                                      I-1

Item  2     Properties                                                    I-3

Item  3     Legal Proceedings                                             I-3

Item  4     Submission of Matters to a Vote of Security Holders           I-4


Part  II

Item  5     Market for the Partnership's Limited Partnership Interests and
               Related Security Holder Matters                            II-1

Item  6     Selected Financial Data                                       II-1

Item  7     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  II-2

Item  8     Financial Statements and Supplementary Data                   II-7

Item  9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        II-7


Part III

Item  10    Directors and Executive Officers of the Partnership           III-1

Item  11    Executive Compensation                                        III-2

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
               Reports on Form 8-K                                        IV-1

Signatures                                                                IV-2

Index to Exhibits                                                         IV-3

Financial Statements and Supplementary Data                        F-1 to F-33

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

    As of March 31, 1997, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:


Name of Joint Venture                             Date of
Name and Type of Property                         Acquisition
Location                             Size         of Interest    Type of Ownership (1)
--------                             ----         -----------    --------------------

Rocky  Mountain  Partners            301          2/17/83         Fee  ownership  of land and  improvements
Tantra Lake Apartments               Units                        (through joint venture) Boulder, Colorado

Grouse Run Associates I & II         158          3/31/83         Fee  ownership  of land and improvements
Grouse Run Apartments                Units                        (through joint venture)
Stockton, California

Plano Chisholm Place                 142          5/31/83         Fee  ownership  of land  and improvements
Associates                           Units                        (through joint venture)
Chisholm Place Apartments
Plano, Texas


(1) See Notes to the Financial Statements of the Partnership filed in Item 14(a)(1) of this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

     The Partnership originally owned interests in six operating investment properties. In addition to the properties listed above, the Partnership owned interests in the Parkwoods Apartments, the Northcastle Apartments and the Nob Hill Apartments. On October 20, 1991, the 433-unit Parkwoods Apartments complex was completely destroyed by a fire which devastated a large section of the hills over Oakland, California. On May 27, 1992, the joint venture received a full and final insurance settlement of approximately $29,361,000 for coverage on the damage to the buildings and the loss of rental income. On April 15, 1994, the land at the former Parkwoods site was sold to an affiliate of the Partnership's co-venture partner for $4,750,000. See the discussion in the notes to the financial statements of the Partnership accompanying this Annual Report for a further discussion of these events. On December 23, 1994, Austin Northcastle Partners, a joint venture in which the Partnership had an interest, sold its operating investment property (Northcastle Apartments) to an unaffiliated third party for $6,100,000. Final approval of the sale, which involved the assumption of the outstanding first mortgage loan secured by the property, was received from the Department of Housing and Urban Development on April 26, 1995. After transaction costs and the assumption of the outstanding first mortgage loan, the joint venture received net proceeds of approximately $1,620,000 from the sale. The Partnership's share of such proceeds was $1,581,000, in accordance with the terms of the joint venture agreement. See the discussion in the notes to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction. On February 7, 1997, Nob Hill Partners, a joint venture in which the Partnership had an investment, sold its operating investment property, the Nob Hill Apartments, a 368-unit apartment complex located in San Antonio, Texas, to an unrelated third party for $9.5 million. Final approval of the sale, which involved the assumption of the outstanding mortgage loan secured by the property, was received by the Department of Housing and Urban Development on June 9, 1997. The sale generated net proceeds of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were due to the Partnership under the terms of the Nob Hill joint venture agreement. See the discussion in the notes to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction.

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

      The primary investment objective of the Partnership is capital appreciation. The Partnership may sacrifice attainment of its other objectives to the extent required to achieve the capital appreciation objective. The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Through March 31, 1997, the Limited Partners had received cumulative cash distributions totalling $16,973,000, or approximately $581 per original $1,000 investment, including distributions of $354,000 paid during fiscal 1997. The cumulative cash returns described above include a special distribution made on June 15, 1995 of $90 per original $1,000 investment, consisting of the Partnership's share of the net proceeds of the Northcastle sale and the release of certain excess reserve funds. Such cumulative cash returns also include $372 per original $1,000 investment from the proceeds from the Parkwoods insurance settlement, the subsequent land sale and the 1986 refinancing of the Tantra Lake Apartments. The remaining cash distributions have been paid from operating cash flow of the Partnership. The Partnership resumed regular quarterly distributions with the payment made on November 15, 1994 for the quarter ended September 30, 1994. During the first half of fiscal 1997, distributions were paid at a rate of 2% per annum on a Limited Partner's remaining capital account of $538 per original $1,000 investment. Effective for the quarter ended December 31, 1996, the distribution rate was increased to 3% per annum. As discussed above, the Partnership successfully closed the sale of the Nob Hill Apartments on February 7, 1997. Because the new owner assumed the property's existing first mortgage loan provided through the Department of Housing and Urban Development (HUD), the sale required the formal approval of HUD, which was received on June 9, 1997. As a result, the Partnership made a Special Distribution of $115 per original $1,000 Unit on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Partnership's investment in Nob Hill and $24.35 represented a distribution of Partnership reserves that exceeded expected future requirements. After this special capital distribution to investors, the Partnership's annual distribution rate will be increased to 4.25% per annum on a Limited Partner's remaining capital account of $423 per original $1,000 Unit. As of March 31, 1997, the Partnership retained an ownership interest in three of its six original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments, which collectively comprise 37% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of such liquidations, which cannot presently be determined.

    All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development
activity   for   multi-family   properties   in  many   markets  has   escalated
significantly.

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

Item 2.  Properties

     As of March 31, 1997, the Partnership had interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location, and description of each property.

     Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property owned during fiscal 1997:

                                     Percent Occupied At
                        -------------------------------------------------------
                                                                     Fiscal 1997
Property                6/30/96     9/30/96     12/31/96    3/31/97  Average
--------                -------     -------     --------    -------  -------

Tantra Lake Apartments     90%         95%         95%         95%      94%

Grouse Run Apartments      96%         93%         94%         97%      95%

Nob Hill Apartments (1)    90%         94%         93%         N/A      N/A

Chisholm Place Apartment   97%         98%         97%         99%      98%

(1) The Nob Hill Apartments was sold on February 7, 1997.

Item 3.  Legal Proceedings

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

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Growth Properties LP, PaineWebber, First PW Growth Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Growth Properties LP, also alleged that following the sale of the partnership interests, PaineWebber, First PW Growth Properties, Inc. and Properties Associates misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, First PW Growth Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996 the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this action. Final releases and dismissals with regard to this action were received subsequent to March 31, 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1997, there were 2,723 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1997.

Item 6.  Selected Financial Data
                        Paine Webber Growth Properties LP
          For the years ended March 31, 1997, 1996, 1995, 1994 and 1993
                    (in thousands, except for per Unit data)

                         1997 (1)   1996        1995        1994        1993 (1)
                         --------   ----        ----        ----        -------

Revenues                 $ 2,825    $  2,446    $  2,471    $  2,393    $  2,235

Operating income
  (loss)                 $  (559)   $  (422)    $  (324)    $     31    $     88

Partnership's share
  of gains on settlement
  of insurance claims          -           -          -     $    225    $ 11,545

Loss on sale of
  operating investment
  property               $   (138)         -          -           -           -

Partnership's share of
  unconsolidated
  ventures' income
  (losses)               $     94   $    96     $   644     $ (2,546)   $  (498)

Net income (loss)        $   (580)  $  (322)    $   325     $ (2,289)   $ 11,136

Per Limited
Partnership Unit:
  Net income (loss)      $(19.67)   $(10.93)    $  8.70     $ (77.63)   $ 377.63

  Cash distributions
    from operations      $ 12.12    $ 11.66     $  6.28            -    $  19.58

  Cash distributions
    from sale,
    refinancing and
    other capital
    transactions               -    $ 90.00     $158.00            -    $ 154.00

Total assets             $ 4,422    $12,979     $16,086     $ 20,510    $ 21,436

Mortgage note payable          -    $ 6,890     $ 6,962     $  7,029    $  5,761

(1) During fiscal 1993, as further discussed in Note 4 to the accompanying consolidated financial statements, the Partnership assumed complete control of the joint venture which owned and operated the Nob Hill Apartments. Accordingly, the joint venture, which had been accounted for under the equity method in prior years, was consolidated in the Partnership's financial statements beginning in fiscal 1993. The Nob Hill Apartments was sold to an unrelated third party on February 7, 1997.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from November 1982 to September 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $29,194,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $24,560,000 was initially invested in joint venture interests in six operating investment properties. As of March 31, 1997 the Partnership retained interests in three operating investment properties. During fiscal 1997, the Partnership completed a sales transaction with respect to the Nob Hill Apartments and during fiscal 1995, the Partnership completed sales transactions with respect to the Northcastle Apartments and the land at the former site of the Parkwoods Apartments. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements. The Partnership's primary objective has been to maximize the capital appreciation of its operating investment properties.

      As previously reported, as a result of increases in apartment development activity in the local market as well as the assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. During fiscal 1997, a purchase and sale agreement was signed with a prospective buyer for a purchase price of $10 million. In the third quarter of fiscal 1997, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed in the fourth quarter of fiscal 1997, on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. The Partnership's original investment in the Nob Hill joint venture totalled approximately $5 million. Despite receiving less than 50% of the Partnership's original investment, management believes that the sale price is reflective of the market value of the property and that it was an appropriate time to sell the investment property. While the Nob Hill property was 93% occupied for the quarter ended December 31, 1996, development of a significant number of new multi-family units was underway at the time of the sale. Increased competition had begun to result in pressure to reduce rental rates or use rent concessions as leasing incentives to maintain occupancy levels and market share. In addition, despite the recent extensive capital improvement program at the property, the property's age required that ongoing capital expenditures be made to maintain the property's competitive condition. As a result of these circumstances, management believed that the value of this 25-year-old, 368-unit, San Antonio, Texas apartment complex was at or near its peak for the current market cycle. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the sale remained contingent upon receiving the consent of the Secretary of Housing and Urban Development
("HUD") to the sale of the property and the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements. After this special capital distribution to investors, the Partnership's annual distribution rate will be increased from 3% to 4.25% on a Limited Partner's capital account of $423 per original $1,000 Unit. The reasons for the increase in the distribution rate are the improved cash flow being generated by the Tantra Lake Apartments and the fact that nearly all of Nob Hill's operating cash flow for the past several years had been used at the property for repairs and improvements. The increased distribution rate will be effective for the payment to be made on August 15, 1997 for the quarter ending June 30, 1997.

      The sale of the Nob Hill Apartments has positioned the Partnership for a possible liquidation within the next 2-to-3 years. The Partnership has ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas, Texas (Chisholm Place) and Stockton, California (Grouse Run). Management's hold versus sell decisions for its remaining investments will continue to be based upon an assessment of the best expected overall returns to the Limited Partners. The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. As previously reported, the Partnership received some unsolicited interest from prospective buyers for the Tantra Lake Apartments during fiscal 1997. Management has initiated discussions with local real estate brokerage firms concerning potential sale strategies for Tantra Lake. However, no decision has been made to formally list the property for sale. Notwithstanding the current situation, it is possible that a formal marketing process for a potential sale of the property could occur during fiscal 1998. Capital improvement projects planned for the 1997 calendar year at Tantra Lake include new roofs for specific buildings and upgrades to the electrical system. Other improvements budgeted at Tantra Lake for 1997 are the exterior painting of ten buildings, siding repairs and landscape enhancements. Despite a fairly significant amount of new construction coming on-line in the greater Dallas market during fiscal 1997, the performance of the Chisholm Place Apartments has remained strong due to the property's larger unit sizes, its excellent location and its well-maintained physical appearance. Management is currently analyzing the potential for near term appreciation in the value of the Chisholm Place property to determine the appropriate timing for the disposition of this asset. The Chisholm Place property is in excellent condition, and the only physical improvement planned for the next year is the installation of 60 ceiling fans in the apartment interiors. The occupancy level at the Grouse Run Apartments in Stockton, California, averaged 97% for the quarter ended March 31, 1997, which exceeds the prior quarter's average of 94% as well as the median occupancy level of 95% reported ]in the property's local market. The increase in the property's average occupancy level is attributable to a slight improvement in the local economy. Conditions in Stockton's apartment market have been generally soft over the past year, and rental rates have remained relatively flat. Because of the property's improved occupancy levels, the leasing staff has recently discontinued the use of all rental concessions and discounts. A program of balcony repairs begun at Grouse Run in fiscal 1997 is scheduled for completion by June 30, 1997. Additional improvements scheduled for the Grouse Run property in calendar year 1997 include repairing the perimeter fences on several
balconies,   painting  the  trim  on  building   exteriors   and  enhancing  the
landscaping.

      The $8.5 million first mortgage loan secured by the Tantra Lake Apartments was scheduled to mature on July 1, 1996. Management had analyzed several refinancing proposals from potential new lenders in addressing this scheduled maturity. Management's goal was to structure a replacement loan with the flexibility to permit a future sale of the property in the event that a liquidation of the Partnership is achievable over the next 2-to-3 years, as discussed further above. On August 6, 1996, the Partnership closed on a new loan for the Tantra Lake joint venture and the existing first mortgage loan was repaid in full. The new mortgage loan, in the principal amount of $8,850,000, bears interest at 7.68% per annum, requires interest-only payments throughout its term and is scheduled to mature on September 1, 2001. The terms of the new loan reduce Tantra Lake's required annual debt service by more than $300,000 which has significantly improved cash flow to the Partnership from this investment. In addition, the new loan is assumable upon a sale and allows for prepayment in full at any time. A penalty tied to a yield maintenance calculation would be charged for any prepayment in the first two years of the term. Thereafter, a penalty equal to 1% of the outstanding principal balance would be due in conjunction with any prepayment transaction.

      Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. Presently, there are no assurances that any amounts will be recovered. Accordingly, no receivable for any such amounts has been reflected in the joint venture's financial statements.

     At March 31, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,118,000. Such cash and cash equivalents include the proceeds from the sale of the Nob Hill Apartments as discussed further above. As noted above, a special distribution of these proceeds and excess Partnership reserves totalling approximately $3.4 million was made to the Limited Partners on June 13, 1997. The remainder of such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the three remaining investment properties.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership reported a net loss of $580,000 for the year ended March 31, 1997, as compared to a net loss of $322,000 for the prior year. This $258,000 unfavorable change in net operating results is primarily due to a $138,000 loss realized from the sale of the Nob Hill Apartments on February 7, 1997, as discussed further above, and a $137,000 increase in the Partnership's operating loss. The loss on the sale of the Nob Hill Apartments amounted to $138,000, which represented the difference between the gross purchase price of $9.5 million net of selling costs, and the net carrying value of the operating investment property as of the date of the sale. The Partnership's operating loss increased due to a $516,000 increase in expenses that was partially offset by a $379,000 increase in revenues. Expenses increased mainly due to an $856,000 loss recorded on the impairment of the consolidated venture's operating property. Prior to the sale, as of December 31, 1996, the Nob Hill joint venture recognized an impairment loss to write down the net carrying value of the operating investment property and related deferred expenses to management's estimate of the net proceeds which were realizable from a sale transaction. The additional loss on the sale referred to above, of $138,000, was recorded as of the date of the sale based on the final negotiated amount of the net proceeds. Decreases in depreciation and general and administrative expenses of $457,000 and $147,000, respectively, partially offset the impairment loss on the Nob Hill property. Depreciation expense decreased as the consolidated joint venture ceased recording depreciation expense on the Nob Hill property as of April 30, 1996 as it began to actively market the property for sale. General and administrative expenses decreased largely due to a reduction in certain required professional services when compared to the prior year. In addition, property operating expenses increased by $191,000. Due to the Partnership's three-month reporting lag and the sale of the Nob Hill Apartments on February 7, 1997, as discussed further in Notes 2 and 4 to the consolidated financial statements, the Partnership reported operations of the consolidated venture from January 1, 1997 through the date of sale in the consolidated fiscal 1997 operating results. Accordingly, the consolidated statements of operations for fiscal 1997 reflect slightly more than one additional month of Nob Hill's operations. Revenues increased due to a $230,000 increase in rental revenue and a $162,000 increase in interest and other income. The increases in both revenue categories was primarily due to the inclusion of the additional lag-period operations of the Nob Hill joint venture in the current year results, as explained above.

       The Partnership's share of unconsolidated ventures' income decreased by $2,000 for fiscal 1997 when compared to the prior year. The Partnership's share of unconsolidated ventures' income decreased due to a $71,000 decline in combined revenues which was partially offset by a $67,000 decrease in combined expenses. Revenues decreased mainly due to a $138,000 decrease in interest and other income. Interest and other income decreased primarily due to the $146,000 partial refund received in the prior year for costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments, as discussed further above. A $67,000 increase in rental income partially offset the decrease in interest and other income. Rental revenues increased mainly due to an increase in average monthly rental rates at the Tantra Lake Apartments during the current year. Expenses decreased mainly due to reductions in combined depreciation expense and combined interest expense of $54,000 and $39,000, respectively. Depreciation expense declined primarily due to a significant asset at Tantra Lake having become fully depreciated during the current year. Interest expense decreased due to the August 1996 refinancing of Tantra Lake's mortgage loan which significantly reduced the venture's annual debt service, as discussed further above.

1996 Compared to 1995
---------------------

      The Partnership reported a net loss of $322,000 for the year ended March 31, 1996, as compared to net income of $325,000 reported for the prior year. The primary reason for the unfavorable change in net operating results was a decrease in the Partnership's share of unconsolidated ventures' income. The Partnership realized net income of $96,000 from its share of unconsolidated ventures' operations in fiscal 1996 as compared to net income of $644,000 in the prior year. The net income of the unconsolidated joint ventures during calendar 1994 included the net gain on the sales of the Northcastle Apartments and the Parkwoods land of $1,043,000. The impact of this net gain on the Partnership's share of unconsolidated ventures' income was partially offset by rental income increases at Tantra Lake and Chisholm Place in calendar 1995, mainly as a result of rental rate increases. The Partnership achieved rental income increases of 4% and 2% at Tantra Lake and Chisholm Place, respectively, for calendar 1995. Average occupancy at Tantra Lake increased slightly from 95% for calendar 1994 to 96% for calendar 1995. Average occupancy at Chisholm Place was unchanged between calendar 1995 and 1994. Rental income was also up slightly at Grouse Run due to an increase in average occupancy from 94% for calendar 1994 to 95% for calendar 1995. Rental rates at Grouse Run were relatively unchanged between calendar 1995 and 1994 as a result of soft market conditions in the state of California in general.

      The decrease in net income during fiscal 1996 was also partly the result of an increase in the Partnership's operating loss of $98,000. This increase was mainly due to increases in depreciation expense and general and administrative expenses of $93,000 and $87,000, respectively, and a decrease in interest income of $151,000. Depreciation expense increased due to significant fixed asset additions to the Nob Hill operating investment property during fiscal 1995. General and administrative expenses increased primarily due to an increase in certain required professional services during fiscal 1996. Interest income decreased in fiscal 1996 due to a significant decrease in average outstanding cash balances for the year due to the receipt of the proceeds from the sales of the Parkwoods and Northcastle properties during the prior year. The increases in depreciation expense and general and administrative expenses and the decrease in interest income were offset by a decrease in interest expense and an increase in rental income in fiscal 1996. Interest expense decreased due to the scheduled principal amortization on the mortgage note and a decrease in the mortgage insurance premium for the Nob Hill loan. Rental income increased by $152,000 at the consolidated Nob Hill Apartments for calendar 1995 due to an increase in rental rates over the prior year. Average occupancy actually declined slightly at Nob Hill from 93% for calendar 1994 to 92% for calendar 1995.

1995 Compared to 1994
---------------------

      The Partnership reported net income of $325,000 for the year ended March 31, 1995, as compared to a net loss of $2,289,000 reported for the prior year. The primary reason for the improvement in net operating results was a favorable change in the Partnership's share of unconsolidated ventures' operations. The Partnership realized net income from its share of unconsolidated ventures' operations of $644,000 in fiscal 1995 as compared to net losses of $2,546,000 in the prior year. The net income of the unconsolidated joint ventures for fiscal 1995 resulted from the net gain on the sales of the Northcastle Apartments and the Parkwoods land. The sale of the Northcastle Apartments resulted in a gain of $1,204,000 because the net sale proceeds exceeded the net carrying value of the operating investment property. The Parkwoods sale proceeds were less than the net carrying value of the land by $163,000. The Partnership's share of the net gain from these two transactions was $1,043,000. The Partnership's share of the unconsolidated ventures' operating losses prior to the net gain described above decreased to $399,000 in fiscal 1995 from $2,546,000 in fiscal 1994. This decrease was primarily the result of the $1,593,000 write down of the Parkwoods investment property to its net realizable value which was recognized in fiscal 1994. In addition, increased rental income at the Chisholm Place and Tantra Lake Apartments, lower repairs and maintenance expenses at Grouse Run and a decrease in professional fees at the Parkwoods joint venture all contributed to the improved net operating results of the unconsolidated joint ventures for fiscal 1995. Rental income at both Chisholm Place and Tantra Lake improved by 6% over the fiscal 1994 primarily due to increased rental rates. Average occupancies at both properties remained relatively stable, in the mid-90's, throughout both years. Repairs and maintenance expenses at Grouse Run were higher by $75,000 in fiscal 1994 due to the painting of the building exteriors. Professional fees incurred by the Parkwoods joint venture declined by $174,000 during fiscal 1995 due to a decrease in required legal services.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

    The following factors could cause actual results to differ materially from historical results or those anticipated:

    Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

    Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

    Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

    The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

    Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the market. In many markets across the country, development of new multi-family properties has surged in the past 12 months. Existing properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

    Impact of Joint Venture Structure. The ownership of certain of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

    Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for assets acquisitions, the general level of market interest rates and the general and local economic climates.

INFLATION
---------

    The Partnership commenced operations in 1983 and completed its fourteenth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation.

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

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                 Date elected
  Name                        Office                     Age     to Office
  ----                        ------                     ---     ---------

Bruce J. Rubin          President and Director           37        8/22/96
Terrence E. Fancher     Director                         43        10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer        49        10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer            54        7/20/82 *
Timothy J. Medlock      Vice President and Treasurer     36        6/1/88
Thomas W. Boland        Vice President                   34        12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

    The Partnership resumed paying regular quarterly distributions with the payment made on November 15, 1994 for the quarter ended September 30, 1994 at a rate of 2% per annum on remaining invested capital. The annual distribution rate was increased to 3% for the payment made on February 15, 1997 for the quarter ended December 31, 1996. As discussed further in Item 7, the Partnership is expected to further increase the distribution rate to 4.25% for the distribution to be paid on August 15, 1997 for the quarter ending June 30, 1997. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

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

    Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to 10% of any additional Distributable Cash. In fiscal 1997, based on additional Distributable Cash paid to the partners, management fees totalling $35,000 were paid to the Adviser.

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

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1997 is $88,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

    (b) A Current Report on Form 8-K dated February 7, 1997 was filed during the last quarter of fiscal 1997 to report the sale of the Partnership's Nob Hill Apartments investment property and is hereby incorporated by reference.

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


                                  PAINE WEBBER GROWTH PROPERTIES LP


                                  By:  First PW Growth Properties, Inc.
                                          Managing General Partner


                                    By: /s/ Bruce J. Rubin
                                        -------------------
                                       Bruce J. Rubin
                                       President and
                                       Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        -------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                       Thomas W. Boland
                                       Vice President


Dated:  June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                             Date: June 27, 1997
   ---------------------------                         -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                        Date: June 27, 1997
   -----------------------                             -------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

                       PAINE WEBBER GROWTH PROPERTIES LP

                              INDEX TO EXHIBITS


                                                           Page Number in the Report
Exhibit No.         Description of Document                Or Other Reference
-----------         -----------------------                ------------------

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


(10)               Material contracts previously          Filed with the Commission
                   filed as exhibits to registration      pursuant to  Section 13 or
                   statements and amendments thereto      15(d) of the Securities Act
                   of the registrant together with        of 1934 and incorporated
                   all such contracts filed as            herein by reference.
                   exhibits of previously filed
                   Forms 8-K and Forms 10-K are
                   hereby incorporated herein
                   by reference.


(13)               Annual Report to Limited Partners      No Annual  Report  for
                                                          fiscal  year  1997 has
                                                          been   sent   to   the
                                                          Limited  Partners.  An
                                                          Annual  Report will be
                                                          sent  to  the  Limited
                                                          Partners    subsequent
                                                          to this filing.

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


                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

                      PAINE WEBBER GROWTH PROPERTIES LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference
                                                                      ---------
Paine Webber Growth Properties LP:

   Report of independent auditors                                       F-2

   Consolidated balance sheets as of March 31, 1997 and 1996            F-3

   Consolidated  statements of operations  for the years ended
      March 31, 1997,1996 and 1995                                      F-4

   Consolidated  statements of changes in partners'  capital
      (deficit) for the  years ended March 31, 1997, 1996 and 1995      F-5

   Consolidated  statements  of cash flows for the years ended
      March 31, 1997, 1996 and 1995                                     F-6

   Notes to consolidated financial statements                           F-7

   Schedule III - Real Estate and Accumulated Depreciation              F-21


Combined Joint Ventures of Paine Webber Growth Properties LP:

   Report of independent auditors                                       F-22

   Combined balance sheets as of December 31, 1996 and 1995             F-23

   Combined  statements  of  operations  and  changes  in
     venturers'  capital (deficit) for the years ended
     December 31, 1996, 1995 and 1994                                   F-24

   Combined  statements  of cash flows for the years ended
       December 31, 1996, 1995 and 1994                                 F-25

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

                        REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

     We have audited the accompanying consolidated balance sheets of Paine Webber Growth Properties LP as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Growth Properties LP at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.






                                      /s/ ERNST & YOUNG LLP
                                      ---------------------
                                          ERNST & YOUNG LLP


Boston, Massachusetts
June 13, 1997

                      PAINE WEBBER GROWTH PROPERTIES LP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1997 and 1996
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                       1997           1996
                                                       ----           ----

Operating investment property, at cost:
   Land                                            $     -        $   2,029
   Buildings improvements and equipment                  -           13,827
                                                   -------        ---------
                                                         -           15,856
   Less accumulated depreciation                         -           (6,263)
                                                   -------        ---------
                                                         -            9,593
Investments in unconsolidated joint
  ventures, at equity                                  304              987
Cash and cash equivalents                            4,118            1,323
Real estate tax and insurance
  escrow deposit                                         -              247
Capital improvement and replacement
  escrow deposits                                        -              271
Accounts receivable                                      -                1
Deferred loan costs, net of accumulated
  amortization of $38 in 1996                            -              496
Other assets                                             -               61
                                                   -------        ---------
                                                   $ 4,422        $  12,979
                                                   =======        =========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $    39        $     266
Accrued interest payable                                 -              211
Advances from consolidated venture                       -              250
Tenant security deposits                                 -               18
Other liabilities                                        4               27
Mortgage note payable                                    -            6,890
                                                   -------        ---------
      Total liabilities                                 43            7,662

Partners' capital:
  General Partners:
   Capital contributions                                 1               1
   Cumulative net income                                18              24
   Cumulative cash distributions                       (35)            (31)

  Limited Partners ($1,000 per Unit,
    29,194 Units outstanding):
   Capital contributions, net
     of offering costs                              26,345          26,345
   Cumulative net losses                            (4,977)         (4,403)
   Cumulative cash distributions                   (16,973)        (16,619)
                                                   -------        ---------
      Total partners' capital                        4,379           5,317
                                                   -------        --------
                                                   $ 4,422        $ 12,979
                                                   =======        ========




                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1997, 1996 and 1995
                    (In thousands, except for per Unit data)


                                                1997         1996       1995
                                                ----         ----       ----
Revenues:
   Rental income                             $  2,251    $  2,021   $  1,869
   Reimbursements from affiliates                 176         189        215
   Interest and other income                      398         236        387
                                             --------    --------   --------
                                                2,825       2,446      2,471

Expenses:
   Loss due to impairment of long-lived assets    856           -          -
   Interest expense                               665         617        718
   Real estate taxes                              231         207        214
   Depreciation expense                           229         686        593
   Property operating expenses                  1,151         960        975
   Partnership management fees                     35          34         18
   General and administrative                     217         364        277
                                             --------    --------   --------
                                                3,384       2,868      2,795
                                             --------    --------   --------

Operating loss                                   (559)       (422)      (324)

Loss on sale of operating investment property    (138)          -          -

Venture partner's share of consolidated
  venture's  loss                                  23           4          5

Partnership's share of unconsolidated
   ventures' income                                94          96        644
                                             --------    --------   --------

Net income (loss)                            $   (580)   $   (322)  $    325
                                             ========    ========   ========

Per Limited Partnership Unit:
   Net income (loss)                         $ (19.67)   $ (10.93)  $   8.70
                                             ========    ========   ========

   Cash distributions                        $  12.12    $ 101.66   $ 164.28
                                             ========    ========   ========


The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each year.










                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)

                                           General    Limited
                                           Partners   Partners     Total
                                           --------   --------     -----

Balance at March 31, 1994                 $    (69)   $ 13,152    $ 13,083

Net income                                      71         254         325

Cash distributions                              (2)     (4,796)     (4,798)
                                          --------    --------    --------

Balance at March 31, 1995                        -       8,610       8,610

Net loss                                        (3)       (319)       (322)

Cash distributions                              (3)     (2,968)     (2,971)
                                          ---------   ---------   ---------

Balance at March 31, 1996                       (6)      5,323       5,317

Net loss                                        (6)       (574)       (580)

Cash distributions                              (4)       (354)       (358)
                                          --------    --------    --------

Balance at March 31, 1997                 $    (16)   $  4,395    $  4,379
                                          ========    ========    ========

























                            See accompanying notes

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1997        1996         1995
                                                ----        ----         ----
Cash flows from operating activities:
  Net income (loss)                         $    (580)    $  (322)     $   325
  Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities:
     Reimbursements from affiliates              (176)       (189)       (215)
     Loss due to impairment of long-lived
      assets                                      856           -           -
     Loss on sale of operating investment
      property                                    138           -           -
     Venture partner's share of consolidated
      venture's loss                              (23)         (4)         (5)
     Partnership's share of unconsolidated
      ventures' losses                            (94)        (96)       (644)
     Depreciation expense                         229         686         593
     Amortization of deferred loan costs           18          17          18
     Changes in assets and liabilities:
      Accounts receivable                           1           7          78
      Advances from consolidated venture         (250)        250           -
      Real estate tax and insurance
       escrow deposit                             247          (3)         (5)
      Deferred loan costs                           -           -          13
      Other assets                                 61         (21)         30
      Accounts payable and accrued expenses      (227)        (38)        (14)
      Accrued interest payable                   (211)         56         148
      Tenant security deposits                    (18)         (6)        (13)
                                            ---------     --------     -------
         Total adjustments                        551         659         (16)
                                            ---------     --------     -------
         Net cash (used in) provided by
           operating activities                   (29)        337          309

Cash flows from investing activities:
  Distributions from unconsolidated
    joint ventures                                953         627       6,699
  Net withdrawals from capital improvement
   and replacement escrow                         146          58         703
  Additions to operating investment property     (158)       (149)       (978)
  Net proceeds from sale of operating
    investment property                          2,332          -           -
                                            ----------    --------     ------
         Net cash provided by investing
           activities                           3,273          536       6,424

Cash flows from financing activities:
  Repayment of long-term debt                     (91)        (72)        (67)
  Distributions to partners                      (358)     (2,971)     (4,798)
                                            ---------     -------      -------
         Net cash used in financing
           activities                            (449)     (3,043)     (4,865)
                                            ---------     -------      -------

Net increase (decrease) in cash and
 cash equivalents                                2,795     (2,170)       1,868

Cash and cash equivalents,
 beginning of year                               1,323      3,493        1,625

                                            ----------    -------      -------

Cash and cash equivalents, end of year      $    4,118    $ 1,323      $ 3,493
                                            ==========    =======      =======

Supplemental Disclosures:

  Cash paid during the year for interest    $      781    $   511     $    516
                                            ==========    =======     ========

  Long-term debt assumed by buyer           $   (6,799)   $     -     $      -
                                            ==========    =======     ========



                           See accompanying notes.

                       PAINE WEBBER GROWTH PROPERTIES LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Nature of Operations

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

        The net proceeds of the Partnership's offering were originally invested in six operating investment properties. Through March 31, 1997, two of these investments had been sold and one was completely destroyed by fire. See Notes 4 and 5 to the financial statements for further discussions of the Partnership's investments.

2. Use of Estimates and Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended March 31, 1997. Actual results could differ from the estimates and assumptions used.

        The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own or owned operating properties. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method, the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions and certain reimbursements receivable from the ventures (see Note 5). The Partnership's joint venture investees are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the ventures' income or losses based on financial information which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

        As further discussed in Note 4, the Partnership acquired control of Nob Hill Partners, which owned the Nob Hill Apartments, in fiscal 1993. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of Nob Hill Partners on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends, and operations of the consolidated venture were reported on a three-month lag until the date of the sale of the venture's operating investment property in February 1997. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the loss on this transaction was recognized in fiscal 1997. All material transactions between the Partnership and the joint venture have been eliminated in consolidation, except for lag-period cash transfers. Such lag period transfers are accounted for as advances from consolidated venture on the accompanying balance sheets. See Note 4 for a description of the consolidated joint venture partnership and a discussion of the significant lag-period sale transaction which was recorded in fiscal 1997.

        The operating investment property of the consolidated joint venture was carried at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Nob Hill venture recognized an impairment loss in fiscal 1997 prior to completing the sale transaction when it became apparent that the net carrying amount of the operating investment property would not be recovered from the net proceeds of the sale transaction (see Note 4).

        Depreciation expense was computed using the straight-line method over estimated useful lives of five-to-thirty years. Costs and fees (including the acquisition fee paid to PaineWebber Properties Incorporated) related to the acquisition of the property had been capitalized and were included in the cost of the operating investment property. Maintenance and repairs were charged to expense when incurred. The consolidated venture ceased recording depreciation expense on the Nob Hill property as of April 30, 1996 as it began to actively market the property for sale.

        The consolidated joint venture leased apartment units under leases with terms generally of one year or less. Rental income was recorded monthly as earned.

        Deferred loan costs at March 31, 1996 consisted of expenses incurred in connection with the refinancing of the debt secured by the Nob Hill Apartments (see Note 6). Such costs, prior to the date of sale, were being amortized on a straight-line basis over the term of the loan. Amortization of deferred loan costs, through the date of sale, was included in interest expense on the accompanying statements of operations.

        For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

        The cash and cash equivalents appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these cash and cash equivalents approximates their fair value as of March 31, 1997 and 1996 due to the short-term maturities of these instruments.

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

        Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to 10% of any additional Distributable Cash. In fiscal 1997, 1996 and 1995, based on additional Distributable Cash paid to the partners, management fees totalling $35,000, $34,000 and $18,000, respectively, were paid to the Adviser.

        The Adviser may receive a real estate brokerage commission, in an amount of up to 1% of the selling prices of properties sold, upon the disposition of Partnership investments. Payment of such fee will be subordinated to the payment of certain amounts to the Limited Partners.

        Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $88,000, $93,000 and $96,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,000, $5,000 and $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4. Operating Investment Property

        As of March 31, 1996, the Partnership owned a majority and controlling interest in one joint venture which owned an operating investment property, the Nob Hill Apartments. As discussed in Note 2, the Partnership reported the operations of the Nob Hill joint venture on a three-month lag. On February 7, 1997, the joint venture which owned the Nob Hill Apartments sold the operating investment property to an unrelated third party. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the loss on this transaction was recognized in fiscal 1997. Accordingly, in addition to the operations for the twelve months ended December 31, 1996, the operations of the Nob Hill joint venture for the period January 1, 1997 through the date of sale on February 7, 1997 are also reflected in the accompanying consolidated financial statements. Such operations in calendar 1997 reflected total revenues of $224,000 and total expenses of $290,000 for a net operating loss of $66,000, of which the Partnership's share was $65,000. Prior to the sale, the consolidated venture recognized an impairment loss of $856,000 to write down the net carrying value of the operating investment property and related deferred expenses to management's estimate of the net proceeds which were realizable from a sale transaction. An additional loss on the sale totalling $138,000 was recorded as of the date of the sale based on the final negotiated amount of the net proceeds.

        Nob Hill Partners
        -----------------

        On March 1, 1983 the Partnership acquired an interest in Nob Hill Partners, a newly formed Texas general partnership organized to purchase and operate Nob Hill Apartments, a 368-unit apartment complex in San Antonio, Texas. The property was purchased from an entity that was an affiliate of the original co-venturer on March 31, 1983. The Partnership was a general partner in the joint venture. The Partnership's original co-venture partner was an affiliate of the Trammell Crow organization. Effective September 1, 1992, the Trammell Crow affiliate's interests and capital account were transferred to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. As a result, the Partnership assumed control over the affairs of the joint venture. An affiliate of Trammell Crow was retained as property manager to conduct the day-to-day operations of the property under the direction of the Managing General Partner.

        The aggregate cash investment by the Partnership for its interest was approximately $4,961,000 (including an acquisition fee of $344,000 paid to the Adviser of the Partnership and fees aggregating $166,000 paid to affiliates of the co-venturer). In addition, acquisition fees aggregating $171,000 were deferred and were to be paid to the Adviser from distributable net cash flow from operations, if available, in twelve quarterly installments through June 1986. The remaining unpaid deferred acquisition fees in the amount of $71,000 were paid in fiscal 1992 with the proceeds of a loan from the Partnership. The apartment complex was acquired subject to a nonrecourse mortgage with a balance of $8,600,000 at the time of closing. In September 1993, the joint venture refinanced its mortgage with the proceeds of a new nonrecourse mortgage note payable in the initial principal amount of $7,034,000 which was scheduled to mature in November 2023 (see Note 6).

        As a result of increases in apartment development activity in the local market as well as the attractive, assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. During fiscal 1997, a purchase and sale agreement was signed with a prospective buyer for a purchase price of $10 million. In October 1996, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed in the fourth quarter of fiscal 1997, on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the sale remained contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property and the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately
   $3,357,000,  or $115 per  original  $1,000 Unit,  on June 13,  1997.  Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements.

        Taxable income and tax loss from operations were allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes were made in conformity with the actual allocations of taxable income or tax loss.

        Losses from the sale or refinancing of the property were first allocated to the Partnership and the co-venturer on a proportionate basis to any positive capital balances after giving effect to the distribution of proceeds described above, and then 99% to the Partnership and 1% to the co-venturer.

        The joint venture had entered into a property management agreement with an affiliate of the original co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee was equal to 4% of gross receipts, as defined in the agreement.

        If additional cash was required for any reason in connection with the joint venture, it was to be provided 90% by the Partnership and 10% by the co-venturer as additional capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. Additional contributions made by the Partnership from inception through the date of sale on February 7, 1997 totalled $2,554,000.

        The following is a summary of property operating expenses for the years ended December 31, 1996, 1995 and 1994.

                                               1996 (1)  1995     1994
                                               ----      ----     ----
           Property operating expenses:
             Salaries and related costs      $  301     $269     $274
             Repairs and maintenance            279      249      257
             Utilities                          152      121       91
             Insurance                          100       67       53
             Management fees                     92       84       79
             Administrative and other           227      170      221
                                             ------     ----     ----
                                             $1,151     $960     $975
                                             ======     ====     ====

           (1)Due to the Partnership's three-month reporting lag and the sale of the Nob Hill Apartments on February 7, 1997, as discussed above, the Partnership reported operations of the consolidated venture from January 1, 1997 through the date of sale in the results for the twelve months ended December 31, 1996. Accordingly, the property operating expenses summarized above for the twelve months ended December 31, 1996 reflect slightly more than one additional month of operations which amounted to approximately $216,000.

5. Investments in Unconsolidated Joint Ventures

        The Partnership had investments in four unconsolidated joint ventures at March 31, 1997 and 1996. As explained in Note 4, the Partnership acquired control of the joint venture which owns the Nob Hill Apartments during fiscal 1993 and, accordingly, this joint venture is presented on a consolidated basis in the accompanying financial statements. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

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

        Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                      Condensed Combined Balance Sheets
                          December 31, 1996 and 1995
                                (in thousands)

                                    Assets
                                                            1996        1995
                                                            ----        ----

   Current assets                                        $  1,264    $  1,090
   Operating investment properties, net                    15,683      16,221
   Other assets                                               379         169
                                                         --------    --------
                                                         $ 17,326    $ 17,480
                                                         ========    ========

                      Liabilities and Venturers' Deficit

   Current liabilities                                   $    782    $  9,333
   Other liabilities                                        1,719       1,699
   Long-term mortgage debt, less current portion           16,065       7,266
   Partnership's share of combined deficit                 (1,068)       (705)
   Co-venturers' share of combined deficit                   (172)       (113)
                                                         --------    ---------
                                                         $ 17,326    $ 17,480
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)
                                                 1996       1995        1994
                                                 ----       ----        ----

Revenues:
   Rental revenue                            $  4,830    $  4,763    $  5,726
   Interest and other income                      157         295         205
                                             --------    --------    --------
                                                4,987       5,058       5,931

Expenses:
   Property operating expenses                  2,053       1,975       2,612
   Depreciation and amortization                  794         848       1,110
   Interest expense                             1,555       1,594       2,010
   Administrative and other                       508         560         644
                                             --------    --------    --------
                                                4,910       4,977       6,376
                                             --------    --------    --------
Income (loss) before gain on
  sale of property                                77          81        (445)
Net gain on sales of investment
  properties                                       -           -        1,041
                                             --------    --------    --------
Net income                                   $     77    $     81    $    596
                                             ========    ========    ========

Net income (loss):
   Partnership's share of net income (loss)  $     94    $     96    $    644
   Co-venturers' share of net income (loss)       (17)        (15)        (48)
                                             --------    --------    --------
                                             $     77    $     81    $    596
                                             ========    ========    ========

                  Reconciliation of Partnership's Investment
                           March 31, 1997 and 1996
                                (in thousands)

                                                            1997        1996
                                                            ----        ----

  Partnership's share of venturers' deficit
    at December 31, as shown above                      $ (1,068)   $   (705)
  Reimbursements of management fees and expenses
    receivable from joint ventures (1)                     1,769       1,742
  Timing differences due to contributions made
    and distributions received subsequent to
    December 31 (see Note 2)                                (397)        (50)
                                                        --------    ---------
          Investments in joint ventures, at equity,
            at March 31                                 $    304    $     987
                                                        ========    =========


(1) The Partnership records as income reimbursements due from the joint ventures for the Partnership management fee and certain out-of-pocket expenses as specified in the respective joint venture agreements. The Partnership earned reimbursements totalling $176,000, $189,000 and $215,000 for the years ended March 31, 1997, 1996 and 1995, respectively. The Partnership's joint venture investees record comparable reimbursement expenses in their statements of operations, which are reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no significant effect on the Partnership's net capital or its results of operations. These reimbursements are paid from cash flow of the joint ventures as available, or from sale or refinancing proceeds, and are cumulative to the extent not paid currently. Such cumulative reimbursements payable to the Partnership totalled $1,769,000 and $1,742,000 at March 31, 1997 and 1996, respectively. These amounts have been included in the balance of investments in joint ventures on the accompanying balance sheets.

       Investments  in  unconsolidated   joint  ventures,   at  equity,  is  the
   Partnership's net investment in the unconsolidated joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

       Investments  in  unconsolidated   joint  ventures,   at  equity,  on  the
   accompanying balance sheets is comprised of the following investment carrying values (in thousands):
                                                       1997        1996
                                                       ----        ----

      Rocky Mountain Partners                      $  (1,339)  $  (1,048)
      Grouse Run Associates I and II                     295         499
      Plano Chisholm Place Associates                  1,151       1,324
      Parkwood Montclair Partners                        197         212
                                                   ---------   ---------
                                                   $     304   $     987
                                                   =========   =========

       Cash distributions received (including reimbursements of management fees and out-of-pocket expenses) from the Partnership's unconsolidated joint venture investments during the years ended March 31, 1997, 1996 and 1995 are as follows (in thousands):

                                             1997       1996       1995
                                             ----       ----       ----

      Rocky Mountain Partners             $   619    $   396    $    313
      Grouse Run Associates I and II          193         89         205
      Parkwood Montclair Partners               -          -       4,139
      Austin Northcastle Partners               -          -       1,937
      Plano Chisholm Place Associates         141        142         105
                                          -------    -------    --------
                                          $   953    $   627    $  6,699
                                          =======    =======    ========

A description of the ventures' properties and the terms of the joint venture agreements are summarized below:

(a) Rocky Mountain Partners
    ----------------------

        On February 1, 1983, the Partnership acquired an interest in Rocky Mountain Partners, a Colorado limited partnership which owns and operates Tantra Lake Apartments, a 301-unit apartment complex in Boulder, Colorado. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was purchased on February 17, 1983.

         The aggregate cash investment by the Partnership for its interest was approximately $4,698,000 (including an acquisition fee of $300,000 and a consulting fee of $20,000 paid to the Adviser of the Partnership, and fees totalling $210,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $95,000 have been paid to the Adviser from distributable net cash flow. The apartment complex was acquired subject to mortgages totalling $6,582,000 at the time of closing. On June 4, 1986, the joint venture refinanced the property by replacing the original mortgages which had remaining balances of approximately $6,299,000 with an $8,900,000 new first mortgage. The Partnership received a distribution totalling $2,275,000 from the refinancing proceeds in 1986. The outstanding first mortgage loan was nonrecourse to the venture, had a balance of $8,482,000 as of December 31, 1995 and was scheduled to mature on July 1, 1996. On August 6, 1996, the Partnership closed on a new loan for the Tantra Lake joint venture and the existing first mortgage loan was repaid in full. The new mortgage loan, in the principal amount of $8,850,000, bears interest at 7.68% per annum, requires interest-only payments throughout its term and is scheduled to mature on September 1, 2001. The terms of the new loan reduce Tantra Lake's required annual debt service by more than $300,000 which has significantly improved cash flow to the Partnership from this investment. In addition, the new loan is assumable upon a sale and allows for prepayment in full at any time. A penalty tied to a yield maintenance calculation would be charged for any prepayment in the first two years of the term. Thereafter, a penalty equal to 1% of the outstanding principal balance would be due in conjunction with any prepayment transaction.

        The joint venture agreement provides that distributable net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. Distributions to the Partnership and the co-venturer totalling $1,827,000 and $18,000, respectively, had been made from inception through December 31, 1996.

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

        In the event the joint venture requires additional funds, the first $100,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. The agreement has been informally modified by the partners resulting in additional contributions by the Partnership and the Co-Venturer from inception through December 31, 1996 totalling approximately $818,000 and $8,000, respectively.

(b) Grouse Run Associates I and II
    ------------------------------

        On December 15, 1982, the Partnership acquired an interest in Grouse Run Associates I and Grouse Run Associates II, two California general partnerships organized to purchase and operate Grouse Run Apartments, a 158-unit apartment complex in Stockton, California. The Partnership is a general partner in each of the joint ventures. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was acquired on March 31, 1983.

        The aggregate cash investment by the Partnership for its interests was approximately $2,192,000 (including an acquisition fee of $125,000 and a consulting fee of $10,000 paid to the Adviser of the Partnership and fees aggregating $90,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $38,000 have been paid from distributable net cash flow to the Adviser. The apartment complex was acquired subject to two nonrecourse first mortgages with balances totalling $3,557,000 at the time of closing. The mortgage loans had an aggregate balance of $3,109,000 as of December 31, 1996 and are scheduled to mature in February 2019 and February 2020.

        The joint venture agreement provides that the net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership totalling $848,000 from inception through December 31, 1996.

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

        In the event the joint venture requires additional funds, the first $40,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowing in accordance with the terms of the joint venture agreement. Additional contributions from inception through December 31, 1996 totalling approximately $380,000 have been made 100% by the Partnership.

(c) Plano Chisholm Place Associates
    -------------------------------

        On March 1, 1983, the Partnership acquired an interest in Plano Chisholm Place Associates, a Texas general partnership organized to purchase and operate Chisholm Place Apartments, a 142-unit apartment complex in Plano, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of The Horn-Barlow Companies. The property was acquired on May 31, 1983.

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

        If additional cash is required for any reason in connection with the joint venture, it is to be provided by the Partnership and the co-venturer as additional capital contributions or operating or default loans in accordance with the terms of the amended joint venture agreement. Additional contributions made by the Partnership from inception through December 31, 1996 total approximately $254,000.

(d) Parkwood Montclair Partners
    ---------------------------

        On September 30, 1983, the Partnership acquired an interest in Parkwood Montclair Partners, a California general partnership organized to purchase and operate Parkwoods Apartments, a 433-unit apartment complex in Oakland, California. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Sares Regis Group (formerly Regis Homes Corporation). The property was purchased on October 31, 1983. The aggregate cash investment by the Partnership for its interest was approximately $8,153,000 (including an acquisition fee of $570,000 and a consulting fee of $45,000 paid to the Adviser of the Partnership and fees totalling $308,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $135,000 and $53,000 were deferred and paid to the Adviser and an affiliate of the co-venturer, respectively, from the cash flow of the venture.

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

        On April 15, 1994, subsequent to obtaining the building permits, the joint venture sold the Parkwoods land to an affiliate of the co-venture partner for $4,750,000. Terms of the sale allow for the aforementioned discounts to be provided to the former tenants. After transaction costs, net proceeds from the sale totalled approximately $4,699,000. The sale proceeds, net of the building permit costs referred to above, was less than the carrying value of the investment property at the date of the sale by approximately $163,000. A loss equal to this amount was recognized by the venture in calendar 1994. A portion of the proceeds was retained by the joint venture to pay for the ongoing costs associated with certain outstanding legal claims. The remaining portion of the proceeds was distributed to the venture partners in accordance with the terms of the joint venture agreement, with the Partnership receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. Due to the outstanding legal claims involving the joint venture, the joint venture was not liquidated at the time of the sale of the land. Except as discussed below, such legal claims had all been settled as of December 31, 1996.

        Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of these amounts totalling approximately $146,000 in December 1995, which was recorded as income by the joint venture in calendar 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. Presently, there are no assurances that any further amounts will be recovered. Accordingly, no receivable for any such amounts has been reflected in the joint venture's financial statements.

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

6.  Mortgage Note Payable

        Mortgage note payable at March 31, 1996 consisted of the following debt of Nob Hill Partners, the Partnership's consolidated joint venture (in thousands):
                                                                  1996
                                                                  ----
        Mortgage note payable secured by
     the Nob Hill operating property and
     insured by the U.S.  Department  of
     Housing   and   Urban   Development
     (HUD).  The loan bore  interest  at
     7.375% with monthly  principal  and
     interest  payments  of $49  through
     November 1, 2023. The fair value of
     this note payable  approximated its
     carrying  value as of December  31,
     1995. As discussed  further in Note
     4, on  February  7,  1997  Nob Hill
     Partners    sold   the   Nob   Hill
     Apartments  to an  unrelated  third
     party which assumed the outstanding
     mortgage loan.                                              $ 6,890
                                                                 ========

        In addition to the required monthly principal and interest payments, the Nob Hill joint venture submitted monthly escrow deposits of $29,000 for taxes, insurance and a replacement reserve required under the terms of the HUD regulatory agreement.

7.  Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments and REIT stocks, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First PW Growth Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Growth Properties LP, PaineWebber, First PW Growth Properties, Inc. and PA
    (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Growth Properties LP, also alleged that following the sale of the partnership interests, PaineWebber, First PW Growth Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, First PW Growth Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

          In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this action. Final releases and dismissals with regard to this action were received subsequent to March 31, 1997.

          Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

8.  Subsequent Events

    On May 15, 1997, the Partnership distributed $118,000 to the Limited Partners and $1,000 to the General Partners for the quarter ended March 31, 1997.

Schedule III- Real Estate and Accumulated Depreciation

                                     PAINE WEBBER GROWTH PROPERTIES LP
                            Schedule of Real Estate and Accumulated Depreciation

                                               March 31, 1997
                                               (In thousands)

                                             Cost
                                            Capitalized                                                            Life on Which
                        Initial Cost to     (Removed)                                                              Depreciation
                           Partnership   Subsequent to   Gross Amount at Which Carried at                          in Latest
                              Venture      Acquisition                   End of Year                               Income
                              Buildings &  Buildings &       Buildings &        Accumulated  Date of      Date     Statement
Description Encumbrances Land Improvements Improvements Land Improvements Total Depreciation Construction Acquired is Computed
----------- ------------ ---- ------------ -----------  ---- ------------ ----- ------------ ------------ -------- -----------

Apartment
 Complex
San Antonio,
 TX               -     $ 2,029   $11,518       $2,467     -       -         -        -        1972-1974  3/31/83    5-30 yrs.

Notes:
(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes was approximately $14,773,000.

(B) See Note 6 of Notes to Financial  Statements  for a description  of the mortgage debt  encumbering  the operating investment property.

(C) Reconciliation of real estate owned:

                                                                     1997            1996              1995
                                                                     ----            ----              ----

      Balance at beginning of year                                 $15,856           $15,707           $14,729
      Acquisitions and improvements                                    158               149               978
      Decrease due to sale of operating investment property (1)    (16,014)                -                 -
                                                                   -------           -------           -------
      Balance at end of year                                       $     -           $15,856           $15,707
                                                                   =======           =======           =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year                                 $ 6,263          $  5,577          $  4,984
      Depreciation expense                                             229               686               593
      Decrease due to sale of operating investment property (1)     (6,492)                -                 -
                                                                   -------          --------          --------
      Balance at end of year                                       $     -          $  6,263          $  5,577
                                                                   =======          ========          ========

(1) See Note 4 to the Financial  Statements for a discussion of the sale of the Nob Hill Apartments on February 7, 1997.



                                       REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Growth Properties LP as of December 31, 1996 and 1995, and the related combined statements of operations and changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Growth Properties LP at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                       /S/ ERNST & YOUNG LLP
                                       ---------------------
                                       ERNST & YOUNG LLP

Boston, Massachusetts
February 14, 1997

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

                             COMBINED BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)

                                     Assets
                                                            1996        1995
                                                            ----        ----

Current assets:
   Cash and cash equivalents                            $     957   $   1,007
   Accounts receivable                                          2          13
   Prepaid expenses                                           195          70
   Deposit for repair and improvements                        110           -
                                                        ----------  ---------
         Total current assets                               1,264       1,090

Operating investment properties:
   Land                                                     4,325       4,325
   Buildings, improvements and equipment                   22,949      22,693
                                                        ---------   ---------
                                                           27,274      27,018
   Less: accumulated depreciation                         (11,591)    (10,797)
                                                        ---------   ---------
                                                           15,683      16,221

Reserves for repairs and capital improvements                  78          64
Deferred expenses, net of accumulated amortization
 of $110 in 1996 ($196 in 1995)                               301         105
                                                        ---------   ---------
                                                        $  17,326   $  17,480
                                                        =========   =========

                       Liabilities and Venturers' Deficit

Current liabilities:
   Accounts payable and other liabilities               $     266   $     256
   Accrued real estate taxes                                  246         246
   Accrued interest                                             -          74
   Accrued management fee                                      16          16
   Tenant security deposits                                   200         209
   Current portion of long-term debt                           54       8,532
                                                        ---------   ---------
         Total current liabilities                            782       9,333

Reimbursements payable to Venturer                          1,719       1,699

Long-term debt                                             16,065       7,266

Venturers' deficit                                         (1,240)       (818)
                                                        ---------   ---------
                                                        $  17,326   $  17,480
                                                        ==========  =========






                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

  COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                1996        1995        1994
                                                ----        ----        ----
Revenues:
   Rental income                             $  4,830     $ 4,763    $  5,726
   Interest and other income                      157         295         205
                                             --------     -------    --------
                                                4,987       5,058       5,931
Expenses:
   Interest expense                             1,555       1,594       2,010
   Depreciation expense                           794         848       1,110
   Salaries                                       508         496         562
   Repairs and maintenance                        610         573         671
   Property operating expenses                    459         441         586
   Real estate taxes                              306         304         454
   General and administrative                     165         164         231
   Management fees                                246         245         339
   Reimbursements to partner                      170         193         209
   Professional fees                               97         119         204
                                            ---------      ------    --------
                                                4,910       4,977       6,376
                                            ---------      ------    --------

Operating income (loss)                            77          81        (445)

Net gain on sales of investment properties          -           -       1,041
                                            ---------     -------    --------

Net income                                         77          81         596

Contributions from venturers                        -           -         154

Distributions to venturers                       (499)       (664)     (5,237)

Venturers' capital (deficit),
 beginning of year                               (818)       (235)      4,252
                                            ---------     -------   ---------

Venturers' deficit, end of year             $  (1,240)    $  (818)  $    (235)
                                            =========     =======   =========







                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1996        1995       1994
                                                             ----        ----       ----

Cash flows from operating activities:
   Net income                                              $   77      $    81     $     596
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
      Net gain on sales of investment properties                -            -        (1,041)
      Depreciation expense                                    794          848         1,110
      Amortization of loan acquisition costs                   44           30            30
      Changes in assets and liabilities:
         Accounts receivable                                   11        1,581           (2)
         Prepaid expenses                                    (125)           6           50
         Other assets                                           -            -          166
         Accounts payable and other liabilities                10         (130)        (169)
         Accrued interest                                     (74)          74         (111)
         Accrued real estate taxes                              -            5            2
         Accrued management fees                                -            1           (3)
         Tenant security deposits                              (9)          18           (8)
         Due to venturers                                       -       (1,619)           -
         Reimbursements payable to partner                      20          70         (693)
                                                         ---------      ------      -------
            Total adjustments                                  671         884         (669)
                                                         ---------      ------      -------
            Net cash provided by (used in)
              operating activities                             748         965          (73)
                                                         ---------     -------      --------

Cash flows from investment activities:
   Net proceeds from sales of investment properties              -          -         9,110
   Additions to operating investment properties              (256)       (228)       (1,136)
   Increase in reserve for capital expenditures              (124)        (15)          (14)
                                                         --------     -------      --------
            Net cash (used in) provided by
              investing activities                           (380)       (243)        7,960
                                                         ---------    --------     ---------

Cash flows from financing activities:
   Repayment of long-term debt                              (8,529)      (159)      (4,525)
   Distributions to venturers                                 (499)      (664)      (4,151)
   Repayments of operating loans payable to venturers            -          -         (106)
   Refund of debt issuance costs                                 -          -           83
   Proceeds from issuance of long-term debt                  8,850          -            -
   Financing fees                                            (240)          -            -
                                                        ---------     -------      -------
            Net cash used in financing activities            (418)      (823)       (8,699)
                                                        ---------     -------      -------

Net decrease in cash and cash equivalents                     (50)      (101)        (812)

Cash and cash equivalents, beginning of year                 1,007     1,108         1,920
                                                        ---------    -------       -------

Cash and cash equivalents, end of year                  $     957    $ 1,007       $ 1,108
                                                        =========    =======       =======

Cash paid during the year for interest                  $   1,585   $  1,478       $ 2,023
                                                       ==========   ========       =======

                             See accompanying notes.


                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP
                     NOTES TO COMBINED FINANCIAL STATEMENTS



1.  Summary of significant accounting policies
    Organization
    ------------

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

    The dates of PWGP's acquisition of interests in the joint ventures are as follows:

                                                 Date of Acquisition
    Joint Venture                                   of Interest
    -------------                                ------------------

    Rocky Mountain Partners                      February 17, 1983
    Grouse Run Associates I and II               March 31, 1983
    Plano Chisholm Place Associates              May 31, 1983
    Austin Northcastle Partners                  September 30, 1983
    Parkwood Montclair Partners                  October 31, 1983

    Basis of presentation
    ---------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996. Actual results could differ from the estimates and assumptions used.

         Certain of the records of the Combined Joint Ventures are maintained on the income tax basis of accounting and are adjusted, principally for depreciation, to conform with generally accepted accounting principles for financial reporting purposes.

    Operating investment properties
    -------------------------------

       The operating investment properties are carried at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

         Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to thirty years. Professional fees (including deferred acquisition fees paid to an affiliate of the general partner - see Note 3), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

    Deferred expenses
    -----------------

         Deferred expenses consist primarily of loan fees which are being amortized over the terms of the related loans. Such amortization expense is included in interest expense on the accompanying statements of operations.

    Income tax matters
    ------------------

         The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

    Cash and cash equivalents
    -------------------------

         For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

        In accordance with certain of the joint venture agreements, specific cash balances are restricted for insurance, real estate taxes and tenant security deposits. However, should cash be required for operating expenditures, the partners may modify the joint venture agreements. Included in the cash and cash equivalents balance are the following restricted amounts:
                                                December 31,      December 31
                                                   1996             1995
                                                   ----             ----

      Reserve for tenant security deposit        $   65            $    65
      Reserve for insurance and tax deposits        126                121
                                                 ------            -------
                                                 $  191            $   186
                                                 ======            =======

        In addition, the previous mortgage loan of the Tantra Lake joint venture provided that, effective July 1991, the venture must maintain a cash balance in the amount of $100,000 restricted for the payment of future capital expenditures. To the extent that the venture did not expend a minimum of $100,000 in annual capital improvements, the loan agreement required an increase in the amount to be held in the restricted account. Such restricted cash amounts totalled $100,000 at December 31, 1995 which was included in the balance of cash and cash equivalents on the accompanying balance sheet. As discussed further in Note 5 to the combined financial statements, this loan was refinanced in August 1996.

    Fair Value of Financial Instruments
    -----------------------------------

         The carrying amounts of cash and cash equivalents and cash reserves approximate their fair values as of December 31, 1996 and 1995 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of reimbursements payable to Venturer without incurring excessive costs due to the unique nature of such obligations. The fair value of long-term debt is estimated using a discounted cash flow analysis, based on the current market rate for similar types of borrowing arrangements.

    Reclassifications
    -----------------

        Certain prior year amounts have been reclassified to conform to the current year presentation.

    2.  Joint Ventures

    See Note 5 to the financial statements of PWGP in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

    a.  Rocky Mountain Partners
        -----------------------

        The joint venture owns and operates Tantra Lake Apartments, a 301-unit apartment complex located in Boulder, Colorado. As further described in
        Note 5, the $8.5 million mortgage loan secured by the Tantra Lake Apartments was scheduled to mature on July 1, 1996. On August 6, 1996, the Partnership closed on a new loan for the Tantra Lake joint venture and the existing first mortgage loan was repaid in full.

    b.  Grouse Run Associates I and II
        -----------------------------

        The joint venture owns and operates Grouse Run Apartments - Phases I and II, a 158-unit apartment complex located in Stockton, California.

    c.  Plano Chisholm Place Associates
        -------------------------------

        The joint venture owns and operates Chisholm Place Apartments, a 142-unit apartment complex located in Plano, Texas.

    d.  Austin Northcastle Partners
        ---------------------------

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

    e.  Parkwood Montclair Partners
        ---------------------------

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

        On April 15, 1994, Parkwood Montclair Partners sold the land on the former site of the Parkwoods Apartments to an affiliate of PWGP's co-venture partner. The property was sold for $4,750,000. After paying all closing costs, the net sales proceeds amounted to approximately $4,699,000. Parkwood Montclair Partners retained a portion of the proceeds to pay the $250,000 settlement amount pursuant to the agreement with the former tenants of the Parkwoods Apartments and to fund ongoing costs associated with certain outstanding legal claims. The remaining portion of the proceeds was distributed to the venture partners in accordance with the terms of the joint venture agreement, with PWGP receiving approximately $4,139,000 and the co-venturer receiving approximately $49,000. The net sales price of the land was less than its net carrying value at the date of the sale by approximately $163,000. A loss equal to such amount was recognized in 1994. Due to the outstanding legal claims involving the venture, Parkwood Montclair Partners was not liquidated at the time of the sale of the land. Except as discussed below, such legal claims had all been settled as of December 31, 1996.

        Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during 1995 to a release schedule for money previously funded by the Parkwood joint venture to pay for building permits. The joint venture received a partial refund of these amounts totalling approximately $146,000 in December 1995. Such amount is recorded as other income on the accompanying 1995 statement of operations. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and continues to vigorously pursue the refund. Presently, there are no assurances that any additional amounts will be recovered. Future amounts which might be recovered, if any, will be recorded as income in the period in which such funds are received.

        The following description of the joint venture agreements provides certain general information.

    Allocations of net income and loss
    ----------------------------------

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

    Distributions
    -------------

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

    Additional cash
    ---------------

        Additional cash required by the Joint Ventures is generally to be provided, either in the form of capital contributions or as loans to the joint ventures, 90% by PWGP and 10% by the co-venturers.

3.  Related party transactions

        The Combined Joint Ventures originally executed property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to 4% to 5% of gross receipts, as defined in the agreements.

        The joint venture agreements provide that the co-venturers will reimburse PWGP for their proportionate share of PWGP's management fees and certain out-of-pocket expenses incurred by PWGP in connection with the general management of the joint ventures. Such reimbursements are payable only to the extent of available cash flow from operations and are cumulative to the extent not paid. The Combined Joint Ventures owed PWGP reimbursements totalling $170,000, $193,000 and $209,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cumulative unpaid reimbursements aggregated $1,719,000 and $1,699,000 at December 31, 1996 and 1995,
    respectively.

4.  Reserves for repairs and capital improvements

        Under the terms of certain joint venture agreements, the joint ventures are required to maintain a cash reserve for capital expenditures consisting of an initial amount to be increased for each month of operations of the operating investment property by the joint ventures by an amount equal to 2% of the gross rents. Unless otherwise determined by the joint ventures, the principal amount of funds in the capital reserve shall only be expended for capital repairs to, or replacement of, portions of the operating properties as set forth in a budget or approved by the joint ventures. As of December 31, 1996 and 1995, the amount of capitalized expenditures have exceeded the amounts of the required deposits to such reserves. Accordingly, no such reserve balances were required.

5.  Long-term debt

        Long-term debt at December 31, 1996 and 1995 consists of the following (in thousands):

                                                             1996       1995
                                                             ----       ----

     Nonrecourse  mortgage  note secured
     by a  first  deed of  trust  on the
     Tantra   Lake    Apartments    (see
     discussion  below).  The loan bears
     interest   at  7.68%   per   annum,
     monthly  interest-only  payments of
     $57 will be made through  September
     1, 2001 when the  remaining  unpaid
     balance  is due.  The fair value of
     this note approximated its carrying
     value as of December 31, 1996.  See
     discussion   below   regarding  the
     August 1996 refinancing.                              $8,850      $    -

     Nonrecourse  mortgage  note secured
     by a  first  deed of  trust  on the
     Tantra  Lake  Apartments.  The loan
     bore  interest  at 10.5% per annum,
     monthly  payments of principal  and
     interest  of $84 were made  through
     July 1,  1996  when  the  remaining
     unpaid  balance  was due.  The fair
     value of this note approximated its
     carrying  value as of December  31,
     1995 due to the short-term maturity
     of the loan. See  discussion  below
     regarding August 1996  refinancing.                         -      8,482

     Nonrecourse  mortgage  note secured
     by a deed of  trust  on the  Grouse
     Run  I   operating   property   and
     guaranteed  by the Federal  Housing
     Administration.   The  loan   bears
     interest  at a  rate  of  7.5%  per
     annum  and is  payable  in  monthly
     principal and interest installments
     of  $11.   The   remaining   unpaid
     balance  is due  February  1, 2019.
     The  fair  value  of this  mortgage
     note   approximated   its  carrying
     value as of  December  31, 1996 and
     1995.                                                  1,377       1,399

     Nonrecourse  mortgage  note secured
     by a deed of  trust  on the  Grouse
     Run  II   operating   property  and
     guaranteed  by the Federal  Housing
     Administration.   The  loan   bears
     interest  at a  rate  of  7.5%  per
     annum  and is  payable  in  monthly
     principal and interest installments
     of $13  with the  remaining  unpaid
     balance due  February 1, 2020.  The
     fair  value of this  mortgage  note
     approximated  its carrying value as
     of  December  31,  1996  and  1995.                    1,732       1,757

                                                             1996       1995
                                                             ----       ----


     Real  estate   lien  note   payable
     secured  by  the   Chisholm   Place
     operating     property    and    an
     assignment  of  rents.  The note is
     nonrecourse,  bears interest on the
     unpaid principal  balance at a rate
     of 10% per annum and is  payable in
     monthly interest-only installments,
     with the entire  principal  balance
     due on October  1,  2001.  The fair
     value  of  this  note  approximated
     $4,449  and  $4,547 as of  December
     31,  1996 and  1995,  respectively.                    4,160       4,160
                                                         --------    --------

      Total long-term debt                                 16,119      15,798

      Less:  current portion                                  (54)     (8,532)
                                                         --------    --------
                                                         $ 16,065    $  7,266
                                                         ========    ========

       Maturities of long-term debt for each of the next five years and thereafter are as follows:

        1997           $    54
        1998                58
        1999                63
        2000                68
        2001            13,083
        Thereafter       2,793
                      --------
                      $ 16,119
                      ========

            On August 6, 1996, the Partnership closed on a new loan for the Tantra Lake joint venture and the existing first mortgage loan was repaid in full. The new mortgage loan, in the principal amount of $8,850,000, bears interest at 7.68% per annum, requires interest-only payments throughout its term and is scheduled to mature on September 1, 2001. The terms of the new loan reduce Tantra Lake's required annual debt service by more than $300,000 which has significantly improved the venture's cash flow. In addition, the new loan is assumable upon a sale and allows for prepayment in full at any time. A penalty tied to a yield maintenance calculation would be charged for any prepayment in the first two years of the term. Thereafter, a penalty equal to 1% of the outstanding principal balance would be due in conjunction with any prepayment transaction.


Schedule III - Real Estate and Accumulated Depreciation
                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP
              Schedule of Real Estate and Accumulated Depreciation
                                December 31, 1996
                                 (In thousands)

                                                  Costs
                                               Capitalized                                                            Life on Which
                                               (Removed)                                                              Depreciation
                             Initial Cost to   Subsequent to    Gross Amount at Which Carried at                      in Latest
                             Partnership      Acquisition                 End of Year                                 Income
                                  Buildings &  Buildings &       Buildings &       Accumulated  Date of      Date     Statement
Description Encumbrances(B)Land Improvements Improvements Land Improvements  Total Depreciation Construction Acquired is Computed
----------- -------------- ---- ------------ ------------ ---- ------------- ----- ------------ ------------ -------- -----------

COMBINED JOINT VENTURES:

Apartment
 Complex
Plano, TX     $ 4,160    $ 1,744   $  6,250     $  194    $1,744  $  6,444   $ 8,188  $  3,021    1982       5/31/83    5-30 yrs.

Apartment
 Complex
Stockton, CA    3,109        545      4,914        539       545     5,453     5,998     2,759    1980       3/31/83    5-30 yrs.

Apartment
 Complex
Boulder, CO     8,850      2,036      8,747      2,305     2,036    11,052    13,088     5,811    1974       2/17/83    5-30 yrs.
              -------     ------    --------   -------    ------  --------   -------   -------


              $16,119    $ 4,325    $19,911    $3,038     $4,325   $22,949    $27,274   $11,591
              =======    =======    =======    ======     ======   =======    =======   =======
Notes:
(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax  purposes is approximately $27,308,000.
(B) See Note 5 of Notes to Financial  Statements  for a description of the debt  encumbering  the operating investment properties.
(C) Reconciliation of real estate owned:
                                               December 31            December 31,      December 31,
                                                  1996                   1995              1994
                                                  ----                   ----              ----

      Balance at beginning of year             $27,018                 $ 26,790          $ 38,581
      Acquisitions and improvements                256                      228             1,136
      Dispositions                                   -                        -           (12,927)
                                               -------                 --------          --------
      Balance at end of year                   $27,274                 $ 27,018          $ 26,790
                                               =======                 ========          ========

(C) Reconciliation of accumulated depreciation:
      Balance at beginning of year            $ 10,797                $   9,949          $ 11,066
      Depreciation expense                         794                      848             1,110
      Dispositions                                   -                        -            (2,227)
                                             ---------                ---------          --------
      Balance at end of year                 $  11,591                $ 10,797           $  9,949
                                             =========                ========           ========
