Form 10-Q
period 1997-03-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1997-08-14
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from _______ to _______.


                            Commission File Number:  0-10995



                        PAINE WEBBER GROWTH PROPERTIES LP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                          04-2772109
            --------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



265 Franklin Street, Boston, Massachusetts                            02110
------------------------------------------                            -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|.    No |_|.

                        PAINE WEBBER GROWTH PROPERTIES LP

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)


                                     ASSETS
                                                         June 30     March 31
                                                         -------     --------

Investments in unconsolidated joint
  ventures, at equity                                    $  285      $  304
Cash and cash equivalents                                   858       4,118
                                                         ------      ------
                                                         $1,143      $4,422
                                                         ======      ======


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                    $    8      $   39
Other liabilities                                             -           4
Partners' capital                                         1,135       4,379
                                                         ------      ------
                                                         $1,143      $4,422
                                                         ======      ======




        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General         Limited
                                                    Partners        Partners
                                                    --------        --------

Balance at March 31, 1996                           $     (6)       $  5,323
Cash distributions                                        (1)            (79)
Net loss                                                   -              18
                                                    --------        --------
Balance at June 30, 1996                            $     (7)       $  5,262
                                                    ========        ========

Balance at March 31, 1997                           $    (16)       $  4,395
Cash distributions                                        (1)         (3,475)
Net income                                                 2             230
                                                    --------        --------
Balance at June 30, 1997                            $    (15)       $  1,150
                                                    ========        ========











                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                               1997        1996
                                               ----        ----

Revenues:
   Rental income                            $      -     $   504
   Reimbursements from affiliates                 42          41
   Interest and other income                      58          33
                                            --------     -------
                                                 100         578

Expenses:
   Property operating expenses                     -         266
   Depreciation                                    -         166
   Interest expense                                -         145
   Real estate taxes                               -          57
   Management fees                                12           8
   General and administrative                     46          43
                                            --------     -------
                                                  58         685

Operating income (loss)                           42        (107)

Venture partner's share of
   consolidated venture's operations               -           1

Partnership's share of unconsolidated
    ventures' income                             190         124
                                            --------     -------

Net income                                  $    232     $    18
                                            ========     =======

Net income per
  Limited Partnership Unit                   $  7.87      $ 0.61
                                             =======      ======

Cash distributions per
  Limited Partnership Unit                   $119.04      $ 2.69
                                             =======      ======

The above net income and cash distributions per Limited Partnership Unit are based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.












                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
  Net income                                          $    232     $     18
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Reimbursements from affiliates                          (42)         (41)
   Venture partner's share of consolidated venture'
     operations                                              -           (1)
   Partnership's share of unconsolidated ventures'
     income                                               (190)        (124)
   Depreciation                                              -          166
   Amortization of deferred loan costs                       -            4
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposit            -          154
     Accounts receivable                                     -           (1)
     Other assets                                            -           35
     Accounts payable and accrued expenses                 (31)        (163)
     Accrued interest payable                                -           14
     Advances from consolidated venture                      -         (250)
     Other liabilities                                      (4)          (1)
     Tenant security deposits                                -            -
                                                      --------     --------
         Total adjustments                                (267)        (208)
                                                      --------     --------
         Net cash used in operating activities             (35)        (190)
                                                      --------     --------
Cash flows from investing activities:
   Distributions from unconsolidated joint ventures        251           88
   Net deposits to capital improvement and
     replacement escrow                                      -          (16)
   Additions to operating investment property                -          (27)
                                                      --------     --------
         Net cash provided by investing activities         251           45
                                                      --------     --------

Cash flows from financing activities:
   Principal payments on mortgage note payable               -          (19)
   Distributions to partners                            (3,476)         (80)
                                                      --------     --------
         Net cash used in financing activities          (3,476)         (99)
                                                      --------     --------

Net decrease in cash and cash equivalents               (3,260)        (244)

Cash and cash equivalents, beginning of period           4,118        1,323
                                                      --------     --------

Cash and cash equivalents, end of period              $    858     $  1,079
                                                      ========     ========

Cash paid during the period for interest              $      -     $    127
                                                      ========     ========






                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)




1.  General

         The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and March 31, 1997 and revenues and expenses for each of the three-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

         The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $42,000 and $41,000 for the three months ended June 30, 1997 and 1996, respectively.

         The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $12,000 and $8,000 for the three months ended June 30, 1997 and 1996, respectively.

         Included in general and administrative expenses for the three months ended June 30, 1997 and 1996 is $23,000 and $24,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         The Partnership uses the services of an affiliate, Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins earned fees of $3,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the three months ended June 30, 1997 and 1996, respectively.

3.  Investments in Unconsolidated Joint Ventures

         The Partnership has investments in four unconsolidated joint ventures at June 30, 1997 and 1996. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

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

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                                 1997         1996
                                                 ----         ----

     Rental revenues                           $1,213       $1,194
     Interest and other income                     29           26
                                               ------       ------
                                                1,242        1,220

     Property operating expenses                  536          525
     Interest expense                             340          393
     Depreciation                                 179          184
                                               ------       ------
                                                1,055        1,102
                                               ------       ------
     Net income                                $  187       $  118
                                               ======       ======

     Net income:
      Partnership's share of
        combined income (losses)               $  190       $  124
      Co-venturers' share of
        combined income (losses)                   (3)          (6)
                                               ------       ------
                                               $  187       $  118
                                               ======       ======

4.  Sale of Operating Investment Property

        The Partnership had a controlling interest in one joint venture, Nob Hill Partners, which owned Nob Hill Apartments, a 368-unit apartment complex located in San Antonio, Texas. As explained further in the Annual Report, during fiscal 1993 the Partnership assumed control over the affairs of the joint venture as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of this joint venture on a consolidated basis. The joint venture had a year-end of December 31 for both tax and financial reporting purposes. Accordingly, the Partnership's policy was to report the operating results of the consolidated joint venture on a three-month lag.

        Management began to market the Nob Hill Apartments property for sale during the spring of 1995. During fiscal 1997, a purchase and sale agreement was signed with a prospective buyer for a purchase price of $10 million. In October 1996, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed on February 7, 1997, and the
    Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the sale remained contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property and the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements.

        The following is a summary of property operating expenses for the consolidated Nob Hill joint venture for the three months ended March 31, 1996 (in thousands):

                                              1996
                                              ----

        Repairs and maintenance              $   45
        Utilities                                38
        Management fees                          21
        Insurance                                15
        Administrative and other                147
                                             ------
                                             $  266
                                             ======

                        PAINE WEBBER GROWTH PROPERTIES LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As previously reported, as a result of increases in apartment development activity in the local market as well as the assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. During fiscal 1997, a purchase and sale agreement was signed with a prospective buyer for a purchase price of $10 million. In the third quarter of fiscal 1997, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the sale remained contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property and the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements.

      The Partnership's annual distribution rate was increased from 3% to 5% on a Limited Partner's capital account of $538 per original $1,000 Unit for distribution to be paid on August 15, 1997 for the quarter ended June 30, 1997. The reasons for the increase in the distribution rate are the improved cash flow being generated by the Tantra Lake Apartments and the fact that nearly all of Nob Hill's operating cash flow for the past several years had been used at the property for repairs and improvements. It should be noted that due to the payment of the special capital distribution of $115 per Unit on June 13, 1997, resulting from the sale of the Nob Hill Apartments, the amount of the distribution will change with the regularly quarterly payment to be made on November 14, 1997 for the quarter ending September 30, 1997. The new 5% annualized rate will be paid on a Limited Partner's remaining capital account of $423 per Unit, which reflects the $115 return of capital.

      The sale of the Nob Hill Apartments has positioned the Partnership for a possible liquidation within the next 2-to-3 years. The Partnership has ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas, Texas (Chisholm Place) and Stockton, California (Grouse Run). Management's hold versus sell decisions for its remaining investments will continue to be based upon an assessment of the best expected overall returns to the Limited Partners. The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. As previously reported, the Partnership received some unsolicited interest from prospective buyers for the Tantra Lake Apartments during fiscal 1997. Since that time, management has initiated discussions with area real estate brokerage firms in order to define potential strategies for marketing the Partnership's interest in Tantra Lake. While exploring potential sale opportunities, management has also decided that certain physical improvements should be made to increase that market value of the property.
Property improvements completed during the quarter were upgrades to the property's electrical system, new roofs for several buildings and retrofits for the common area restrooms to comply with requirements contained in the Americans with Disabilities Act. Other improvements budgeted at Tantra Lake for 1997 are the exterior painting of ten buildings, siding repairs and landscape enhancements. Bids are being obtained for these improvements. At the same time, management is working to enhance the operating efficiencies of the property in order to maximize the market value upon its eventual sale. Any sale of the Tantra Lake Apartments would likely be followed by sales of Chisholm Place and Grouse Run. Despite a fairly significant amount of new construction coming on-line in the greater Dallas market during fiscal 1997, the performance of the Chisholm Place Apartments has remained strong due to the property's larger unit sizes, its excellent location and its well-maintained physical appearance. The occupancy level at Chisholm Place averaged 99% for the quarter ended June 30, 1997, unchanged from the prior quarter. The occupancy level at the Grouse Run Apartments in Stockton, California, averaged 95% for the quarter ended June 30, 1997, which is 2% below the average occupancy level of the preceding quarter. The apartment market in Stockton remains stagnant, and the use of concessions, which had been suspended during the quarter ended March 31, 1997, are again necessary on certain unit types at Grouse Run. Prospective tenants are offered two weeks of free rent as an incentive to sign a lease for these units. Rental rate increases are still not possible in the Stockton market. Consequently, residents at Grouse Run Apartments who renew their leases for a six-month term receive the same rental rate specified in their existing lease. Property improvements for the quarter included the routine replacement of carpeting and appliances. Additional improvements scheduled for the Grouse Run property in calendar year 1997 include repairing the perimeter fences on several balconies, painting the trim on building exteriors and enhancing the landscaping.

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

      At June 30, 1997, the Partnership had available cash and cash equivalents of approximately $858,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the three remaining investment properties.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

      The Partnership had a $214,000 increase in net income for the three-month period ended June 30, 1997, when compared to the same period in the prior year. The change in net income is due to a $149,000 favorable change in the Partnership's operating income (loss) and a $66,000 increase in the Partnership's share of unconsolidated ventures' income. The favorable change in the Partnership's operating income (loss) is primarily due to the February 1997 sale of the consolidated Nob Hill Apartments, as discussed further above. Due to the Partnership's three-month reporting lag and the sale of the Nob Hill Apartments on February 7, 1997, the Partnership reported operations of the consolidated venture from January 1, 1997 through the date of the sale in the consolidated fiscal 1997 operating results. It is the Partnership's policy to report significant lag-period transactions in the period in which they occur. The operating results for the three months ended June 30, 1996 reflect an operating loss of $110,000 from the consolidated Nob Hill joint venture. In addition, a $25,000 increase in interest and other income contributed to the favorable change in operating income (loss) for the current three-month period. Interest and other income increased primarily due to an increase in income earned on short-term investments. Interest earned on short-term investments increased due to the higher average outstanding cash balances resulting from the temporary investment of the proceeds from the sale of Nob Hill Apartments prior to the special distribution to the Limited Partners which occurred on June 13, 1997.

      The Partnership's share of unconsolidated ventures' income increased mainly due to a $74,000 increase in net income at the Tantra Lake joint venture for the current three-month period. Net income increased at Tantra Lake primarily due to a $53,000 decrease in interest expense and a $13,000 increase in rental revenue. Interest expense decreased due to the August 1996 refinancing of Tantra Lake's mortgage loan which significantly reduced the venture's annual debt service, as discussed further in the Annual Report. Rental revenue increased mainly due to an increase in average monthly rental rates at the Tantra Lake Apartments during the current three-month period, when compared to the same period in the prior year.

                                     PART II

                                Other Information


Item 1. Legal Proceedings
                          NONE

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



Date:  August 13, 1997