Form 10-Q
period 1997-09-30
PAINE WEBBER GROWTH PROPERTIES LP
filed 1997-11-10
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


 |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from _____ to ________.


                            Commission File Number:  0-10995



                        PAINE WEBBER GROWTH PROPERTIES LP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                        04-2772109
            --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



265 Franklin Street, Boston, Massachusetts                            02110
------------------------------------------                            -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                        PAINE WEBBER GROWTH PROPERTIES LP

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    September 30    March 31
                                                    ------------    --------

Investments in unconsolidated joint
  ventures, at equity                                $    120       $    304
Cash and cash equivalents                                 869          4,118
                                                     --------       --------
                                                     $    989       $  4,422
                                                     ========       ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                $     30       $     39
Other liabilities                                           -              4
Partners' capital                                         959          4,379
                                                     --------       --------
                                                     $    989       $  4,422
                                                     ========       ========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                     General        Limited
                                                     Partners       Partners
                                                     --------       --------

Balance at March 31, 1996                            $    (6)       $   5,323
Cash distributions                                        (2)            (157)
Net loss                                                   -              (12)
                                                     --------       ---------
Balance at September 30, 1996                        $    (8)       $   5,154
                                                     =======        =========

Balance at March 31, 1997                            $   (16)       $   4,395
Cash distributions                                        (3)          (3,672)
Net income                                                 2              253
                                                     -------        ---------
Balance at September 30, 1997                        $   (17)       $     976
                                                     =======        =========

                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three and six months ended September 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended      Six  Months Ended
                                     September 30,          September 30,
                                 -------------------     ------------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----
Revenues:
   Rental income                  $   -     $   498      $    -     $1,002
   Reimbursements from
     affiliates                      49          47          91         88
   Interest and other income         13          36          71         69
                                  -----     -------       -----     ------
                                     62         581         162      1,159
Expenses:
   Property operating expenses        -         219           -        485
   Depreciation                       -         168           -        334
   Interest expense                   -         146           -        291
   Real estate taxes                  -          55           -        112
   Management fees                   19           8          31         16
   General and administrative        68          57         114        100
                                  -----     -------       -----     ------
                                     87         653         145      1,338
                                  -----     -------       -----     ------
Operating income (loss)             (25)        (72)         17       (179)

Venture partner's share of
   consolidated venture's
   operations                         -           1           -          2

Partnership's share of
    unconsolidated ventures'
    income                           48          61         238        165
                                  -----     -------       -----     ------

Net income (loss)                $   23     $   (10)      $ 255     $  (12)
                                 ======     =======       =====     ======

Net income (loss) per
  Limited Partnership Unit       $ 0.78     $ (0.34)      $ 8.65    $(0.41)
                                 ======     =======       ======    ======

Cash distributions per
  Limited Partnership Unit       $ 6.73     $  2.69      $125.77    $ 5.38
                                 ======     =======      =======    ======

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.

                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                            1997      1996
                                                            ----      ----
Cash flows from operating activities:
  Net income (loss)                                       $   255   $   (12)
  Adjustments   to  reconcile  net  income  (loss)
     to  net  cash  used  in operating activities:
   Reimbursements from affiliates                             (91)     (88)
   Venture partner's share of consolidated venture's
     operations                                                 -       (2)
   Partnership's share of unconsolidated ventures'
     income                                                  (238)    (165)
   Depreciation                                                 -      334
   Amortization of deferred loan costs                          -        9
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposit               -       85
     Accounts receivable                                        -       (1)
     Other assets                                               -       47
     Accounts payable and accrued expenses                     (9)    (104)
     Accrued interest payable                                   -       28
     Advances from consolidated venture                         -     (250)
     Other liabilities                                         (4)      (2)
     Tenant security deposits                                   -       (2)
                                                          -------   ------
         Total adjustments                                   (342)    (111)
                                                          -------   ------
         Net cash used in operating activities                (87)    (123)
                                                          -------   ------

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures           513      128
   Net deposits to capital improvement and replacement
     escrow                                                     -       53
   Additions to operating investment property                   -      (70)
                                                          -------   ------
         Net cash provided by investing activities            513      111
                                                          -------   ------

Cash flows from financing activities:
   Principal payments on mortgage note payable                  -      (38)
   Distributions to partners                               (3,675)    (159)
                                                          -------   ------
         Net cash used in financing activities             (3,675)    (197)
                                                          -------   ------

Net decrease in cash and cash equivalents                  (3,249)    (209)
Cash and cash equivalents, beginning of period              4,118    1,323
                                                          -------   ------
Cash and cash equivalents, end of period                  $   869   $1,114
                                                          =======   ======
Cash paid during the period for interest                  $     -   $  254
                                                          =======   ======

                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    General
      -------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and March 31, 1997 and revenues and expenses for each of the three and six-month periods ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $91,000 and $88,000 for the six months ended September 30, 1997 and 1996, respectively.

      The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $31,000 and $16,000 for the six months ended September 30, 1997 and 1996, respectively.

      Included in general and administrative expenses for the six months ended September 30, 1997 and 1996 is $47,000 and $41,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of an affiliate, Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins earned fees of $4,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the six months ended September 30, 1997 and 1996, respectively.


3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      The Partnership had investments in four unconsolidated joint ventures at September 30, 1997 and 1996. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

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

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1997 and 1996
                                 (in thousands)

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                 -------------------    ------------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----

      Rental revenues             $1,212      $1,151      $2,425    $2,345
      Interest and other income       31          24          60        50
                                  ------      ------      ------    ------
                                   1,243       1,175       2,485     2,395

      Property operating expenses    625         520       1,161     1,045
      Interest expense               356         392         696       785
      Depreciation                   215         204         394       408
                                  ------      ------      ------    ------
                                   1,196       1,116       2,251     2,238
                                  ------      ------      ------    ------

      Net income                  $   47      $   59      $  234    $  157
                                  ======      ======      ======    ======
     Net income:
      Partnership's share of
        combined income (losses   $   48      $   61      $  238    $  165
      Co-venturers' share of
        combined income (losses)      (1)         (2)         (4)       (8)
                                  ------      ------      ------    ------
                                  $   47      $   59      $  234    $  157
                                  ======      ======      ======    ======

4.    Sale of Operating Investment Property
      -------------------------------------

      The Partnership had a controlling interest in one joint venture, Nob Hill Partners, which owned Nob Hill Apartments, a 368-unit apartment complex located in San Antonio, Texas. As explained further in the Annual Report, during fiscal 1993 the Partnership assumed control over the affairs of the joint venture as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to First PW Growth Properties, Inc., the Managing General Partner of the Partnership. Accordingly, the accompanying financial statements for fiscal 1997 present the financial position, results of operations and cash flows of this joint venture on a consolidated basis. The joint venture had a year-end of December 31 for both tax and financial reporting purposes. Accordingly, the Partnership's policy was to report the operating results of the consolidated joint venture on a three-month lag.

      Management began to market the Nob Hill Apartments property for sale during the spring of 1995. During fiscal 1997, a purchase and sale agreement was signed with a prospective buyer for a purchase price of $10 million. In October 1996, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the sale remained contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property because of the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements.

      The following is a summary of property operating expenses for the consolidated Nob Hill joint venture for the three and six months ended June 30, 1996 (in thousands):

                                    Three Months Ended      Six  Months Ended
                                       June 30, 1996           June 30, 1996
                                    ------------------      ------------------

      Repairs and maintenance         $    33                     $   78
      Utilities                            32                         70
      Management fees                      21                         42
      Insurance                            16                         31
      Administrative and other            117                        264
                                      -------                     ------
                                      $   219                     $  485
                                      =======                     ======

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, as a result of increases in apartment development activity in the local market as well as the assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. During fiscal 1997, a purchase and sale agreement was signed with a prospective buyer for a purchase price of $10 million. In the third quarter of fiscal 1997, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the sale remained contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property because of the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements. Subsequent to the Nob Hill special distribution, the Partnership's distribution rate was increased from 3% to 5% per annum on a Limited Partner's remaining capital account of $538 per original $1,000 Unit for the distribution paid on August 15, 1997 for the quarter ended June 30, 1997. The reasons for the increase in the distribution rate are the improved cash flow being generated by the Tantra Lake Apartments and the fact that nearly all of Nob Hill's operating cash flow for the past several years had been used at the property for repairs and improvements.

      The sale of the Nob Hill Apartments has positioned the Partnership for a possible liquidation within the next 2-to-3 years. The Partnership has ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas, Texas (Chisholm Place) and Stockton, California (Grouse Run). Management's hold versus sell decisions for its remaining investments will continue to be based upon an assessment of the best expected overall returns to the Limited Partners. The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. As previously reported, the Partnership received some unsolicited interest from prospective buyers for the Tantra Lake Apartments during fiscal 1997. Since that time, management has initiated discussions with area real estate brokerage firms in order to define potential strategies for marketing the Partnership's interest in Tantra Lake. While exploring potential sale opportunities, management has also decided that certain physical improvements should be made to increase the market value of the property prior to a sale. During the second quarter, the property's management team began a project to paint the entire exterior of the property. In addition to the painting project, bids for additional landscaping, re-sealing the parking areas, clubhouse improvements and other projects are under review. The primary objective is to undertake projects that will have the greatest impact on value and, at the same time, will allow the Partnership to continue to maximize the cash flow from the property. Any sale of the Tantra Lake Apartments would likely be followed by sales of Chisholm Place and Grouse Run.

      Despite the ongoing development of several new apartment communities in the vicinity of Chisholm Place, the property continues to outperform the local market. Chisholm Place had an average occupancy level of 99% for the quarter ended September 30, 1997. Because of the consistently high occupancy levels, the leasing team at Chisholm Place does not offer concessions and has been able to increase rental rates. During the second quarter, the average monthly rental rate increased from $780 to $789 per apartment unit. The occupancy level at the Grouse Run Apartments in Stockton, California, averaged 96% for the quarter ended September 30, 1997, which is 1% above the average occupancy level of the preceding quarter. This increase is attributable to a strong leasing month in September as college students returned to schools in the Stockton area. During September, the occupancy level at Grouse Run reached 99%. There has been a small improvement in the demand for apartments in the Stockton market in recent months, and although this additional demand has not translated into higher rental rates, the property's leasing team has been able to minimize concessions compared to previous years. The average monthly rental rate is currently $539 per unit which is unchanged from six months ago. General economic conditions in California continue to improve, and many cities around the state, including Sacramento, are experiencing benefits from this growth; however, the effects of the economic recovery have not yet extended to the more remote Stockton market. Property improvements during the second quarter included balcony repairs and new safeguards for the electrical system.

      As previously reported, management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and has appealed the agency's decision. Presently, there are no assurances that any amounts will be recovered. Accordingly, no receivable for any such amounts has been reflected in the joint venture's financial statements. Furthermore, if the appeal is denied, it is possible that the venture might be required to pay back the $146,000 which it previously received. The outcome of this uncertainty cannot presently be determined.

      At September 30, 1997, the Partnership had available cash and cash equivalents of approximately $869,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the three remaining investment properties.

Results of Operations
Three Months Ended September 30, 1997
-------------------------------------

     The Partnership reported net income of $23,000 for the three-month period ended September 30, 1997, as compared to a net loss of $10,000 for the same period in the prior year. The favorable change in net operating results is mainly due to a $47,000 decrease in the Partnership's operating loss which was partially offset by a $13,000 decrease in the Partnership's share of unconsolidated ventures' income. The decrease in the Partnership's operating loss is primarily due to the February 1997 sale of the consolidated Nob Hill Apartments, as discussed further above. Due to the sale of the Nob Hill Apartments on February 7, 1997, the Partnership reported operations of the consolidated venture from January 1, 1997 through the date of the sale in the consolidated fiscal 1997 operating results. It is the Partnership's policy to report significant lag-period transactions in the period in which they occur. The operating results for the three months ended September 30, 1996 reflect an operating loss of $74,000 from the consolidated Nob Hill joint venture. A decrease in the Partnership's interest income of $7,000 and increases of $11,000 in both general and administrative expenses and management fees partially offset the decrease in the operating loss resulting from the Nob Hill sale. Interest and other income decreased due to the distribution of the Partnership's excess reserves on June 13, 1997, as discussed further above. General and administrative expenses increased due to the timing of certain required professional fees when compared to the same period in the prior year. Management fees increased due to an increase in distributable cash which resulted from the increase in the Partnership's distribution rate, as discussed further above.

      The Partnership's share of unconsolidated ventures' income decreased mainly due to a $105,000 increase in combined property operating expenses for the current three-month period. Property operating expenses increased mainly due to increases in repairs and maintenance costs at Tantra Lake and Chisholm Place and changes in the timing of certain required professional fees at Tantra Lake and Grouse Run as compared to the same period in the prior year.

Six Months Ended September 30, 1997
-----------------------------------

      The Partnership reported net income of $255,000 for the six-month period ended September 30, 1997, as compared to a net loss of $12,000 for the same period in the prior year. The favorable change in net operating results is mainly due to a $196,000 favorable change in the Partnership's operating income
(loss) and a $73,000 increase in the Partnership's share of unconsolidated ventures' income. The favorable change in the Partnership's operating income
(loss) is due to the sale of the Nob Hill Apartments in February of 1997, as discussed above. The operating results for the six months ended September 30, 1996 reflect an operating loss from the consolidated Nob Hill joint venture of $176,000.

     The Partnership's share of unconsolidated ventures' income increased mainly due to an $85,000 increase in the net income of the Tantra Lakes joint venture. The increase in net income at Tantra Lakes was mainly due to an increase in rental income of $47,000 and a decrease in interest expense of $87,000. Rental income increased due to an increase in average monthly rental rates as well as an increase in the average occupancy level, when compared to the same period in the prior year. The venture's mortgage interest expense decreased due to the August 1996 refinancing of Tantra Lake's mortgage loan which significantly reduced the venture's annual debt service, as discussed further in the Annual Report. An increase in property operating expenses at the Grouse Run joint venture partially offset the improved results of the Tantra Lake venture for the current six-month period. The increase in property operating expenses at Grouse Run was mainly the result of changes in the timing of certain required professional fees as compared to the same period in the prior year.

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



Date:  November 10, 1997