Form 10-Q
period 1997-12-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1998-02-12
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


 |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                        PAINE WEBBER GROWTH PROPERTIES LP

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)


                                     ASSETS
                                                      December 31   March 31
                                                      -----------   --------

Investments in unconsolidated joint
  ventures, at equity                                 $     124    $     304
Cash and cash equivalents                                   930        4,118
                                                      ---------    ---------
                                                      $   1,054    $   4,422
                                                      =========    =========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                 $      36    $      39
Other liabilities                                             -            4
Partners' capital                                         1,018        4,379
                                                      ---------    ---------
                                                      $   1,054    $   4,422
                                                      =========    =========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General         Limited
                                                    Partners        Partners
                                                    --------        --------

Balance at March 31, 1996                            $   (6)        $   5,323
Cash distributions                                       (2)             (236)
Net income                                                -                23
                                                     ------         ---------
Balance at December 31, 1996                         $   (8)        $   5,110
                                                     ======         =========

Balance at March 31, 1997                            $  (16)        $   4,395
Cash distributions                                       (4)           (3,826)
Net income                                                4               465
                                                     ------         ---------
Balance at December 31, 1997                         $  (16)        $   1,034
                                                     ======         =========

                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                        CONSOLIDATED STATEMENTS OF INCOME
   For the three and nine months ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended      Nine Months Ended
                                      December 31,           December 31,
                                   -----------------     ------------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----
Revenues:
   Rental income                  $   -      $  521      $    -    $ 1,523
   Reimbursements from
     affiliates                      51          39         142        127
   Interest and other income         19          43          90        112
                                  -----      ------      ------    -------
                                     70         603         232      1,762
Expenses:
   Property operating expenses        -         235           -        720
   Depreciation                       -         181           -        515
   Interest expense                   -         144           -        435
   Real estate taxes                  -          49           -        161
   Management fees                   16           8          47         24
   General and administrative        66          39         180        139
                                  -----      ------      ------    -------
                                     82         656         227      1,994
                                  -----      ------      ------    -------
Operating income (loss)             (12)        (53)          5       (232)

Venture partner's share of
   consolidated venture's
   operations                         -           -           -          2

Partnership's share of
   unconsolidated
   ventures' income                 226          88         464        253
                                  -----      ------      ------    -------

Net income                        $ 214      $   35      $  469    $    23
                                  =====      ======      ======    =======

Net income per
  Limited Partnership Unit        $7.27      $ 1.19      $15.92    $  0.79
                                  =====      ======      ======    =======

Cash distributions per
  Limited Partnership Unit        $5.29      $ 2.69     $131.06    $  8.07
                                  =====      ======     =======    =======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.

                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                              1997      1996
                                                              ----      ----

Cash flows from operating activities:
  Net income                                                 $    469  $    23
  Adjustments  to  reconcile  net  income  to net
    cash  used in  operating activities:
   Reimbursements from affiliates                                (141)    (127)
   Venture partner's share of consolidated venture's
     operations                                                     -       (2)
   Partnership's share of unconsolidated ventures' income        (464)    (253)
   Depreciation                                                     -      515
   Amortization of deferred loan costs                              -       13
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposit                   -       44
     Accounts receivable                                            -       (2)
     Other assets                                                   -       37
     Accounts payable and accrued expenses                         (3)     (57)
     Accrued interest payable                                       -       42
     Advances from consolidated venture                             -     (250)
     Other liabilities                                             (4)       -
     Tenant security deposits                                       -       (2)
                                                             --------  -------
         Total adjustments                                       (612)     (42)
                                                             --------  -------
         Net cash used in operating activities                   (143)     (19)
                                                             --------  -------

Cash flows from investing activities:
   Contributions to unconsolidated joint ventures                   -       (1)
   Distributions from unconsolidated joint ventures               785      556
   Net withdrawals from capital improvement and
     replacement escrow                                             -       32
   Additions to operating investment property                       -     (113)
                                                             --------  -------
         Net cash provided by investing activities                785      474
                                                             --------  -------

Cash flows from financing activities:
   Principal payments on mortgage note payable                      -      (58)
   Distributions to partners                                   (3,830)    (238)
                                                             --------  -------
         Net cash used in financing activities                 (3,830)    (296)
                                                             --------  -------

Net (decrease) increase in cash and cash equivalents           (3,188)     159
Cash and cash equivalents, beginning of period                  4,118    1,323
                                                             --------  -------
Cash and cash equivalents, end of period                     $    930  $ 1,482
                                                             ========  =======
Cash paid during the period for interest                     $      -  $   380
                                                             ========  =======
                             See accompanying notes.

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and March 31, 1997 and revenues and expenses for each of the three and nine-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $142,000 and $127,000 for the nine months ended December 31, 1997 and 1996, respectively.

      The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $47,000 and $24,000 for the nine months ended December 31, 1997 and 1996, respectively.

      Included in general and administrative expenses for the nine months ended December 31, 1997 and 1996 is $71,000 and $64,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of an affiliate, Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins earned fees of $5,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the nine months ended December 31, 1997 and 1996, respectively.


3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      The Partnership had investments in four unconsolidated joint ventures at December 31, 1997 and 1996. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

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

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
         For the three and nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                Three Months Ended     Nine Months Ended
                                    September 30,        September 30,
                                ------------------     ------------------
                                  1997       1996        1997      1996
                                  ----       ----        ----      ----

      Rental revenues            $1,252      $1,199      $3,677    $3,544
      Interest and other
         income                      21          33          81        83
                                 ------      ------      ------    ------
                                  1,273       1,232       3,758     3,627

      Property operating
         expenses                   503         581       1,664     1,626
      Interest expense              348         339       1,044     1,124
      Depreciation                  197         224         591       632
                                 ------      ------      ------    ------
                                  1,048       1,144       3,299     3,382
                                 ------      ------      ------    ------

      Net income                 $  225      $   88      $  459    $  245
                                 ======      ======      ======    ======

                               Three Months Ended       Nine Months Ended
                                  September 30,          September 30,
                                ------------------     ------------------
                                  1997       1996        1997      1996
                                  ----       ----        ----      ----

     Net income:
      Partnership's share
        of combined income
        (losses)                 $  226      $   88      $   464   $   253
      Co-venturers' share of
        combined income (losses)     (1)          -          (5)       (8)
                                 ------      ------      ------    ------
                                 $  225      $   88      $  459    $  245
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

      The following is a summary of property operating expenses for the consolidated Nob Hill joint venture for the three and nine months ended September 30, 1996 (in thousands):

                                    Three Months Ended     Nine Months Ended
                                    September 30, 1996     September  30, 1996
                                    ------------------     -------------------


      Repairs and maintenance        $     32                $   110
      Utilities                            29                     99
      Management fees                      21                     63
      Insurance                            15                     46
      Administrative and other            138                    402
                                     --------                -------
                                     $    235                $   720
                                     ========                =======

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, as a result of increases in apartment development activity in the local market as well as the assumable financing obtained in September 1993, management began to market the Nob Hill Apartments property for sale during the spring of 1995. During fiscal 1997, a purchase and sale agreement was signed with a prospective buyer for a purchase price of $10 million. In the third quarter of fiscal 1997, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the sale remained contingent upon receiving the consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property because of the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, in the first quarter of the current fiscal year on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements. Subsequent to the Nob Hill special distribution, the Partnership's distribution rate was increased from 3% to 5% per annum on a Limited Partner's remaining capital account of $423 per original $1,000 Unit.

      The Partnership is currently examining potential disposition strategies for its remaining investment properties. It is currently contemplated that the sale of the remaining assets could be completed within the next 1 to 2 years. The sale of the remaining assets would be followed by a formal liquidation of the Partnership, which could be completed by the end of calendar 1998. There are no assurances, however, that the sale of the remaining assets and the liquidation of the Partnership will be completed within this time frame. The Partnership has ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas, Texas (Chisholm Place) and Stockton, California (Grouse Run). The Boulder market remains strong at the present time due to a history of healthy population growth, a stable employment base and an established public policy to limit new apartment construction. As previously reported, the Partnership received some unsolicited interest from prospective buyers for the Tantra Lake Apartments during fiscal 1997. Since that time, management has initiated discussions with area real estate brokerage firms in order to define potential strategies for marketing the Partnership's interest in Tantra Lake. While exploring potential sale opportunities, management has also decided that certain physical improvements should be made to increase the market value of the property prior to a sale. Projects completed during the third quarter include the planned renovations to the fitness area as well as most of the painting of the exterior of the property. The renovations to the fitness area included new as well as refurbished equipment, additional lighting and a television. Other projects scheduled for Tantra Lake in calendar 1998 have been designed to substantially enhance the property's appearance and have the greatest impact on value, while at the same time, allowing the Partnership to continue to maximize the cash flow from the property.

      Despite the ongoing development of several new apartment communities in the vicinity of Chisholm Place, the property continues to outperform the local market. The average occupancy level at Chisholm Place was 99%, unchanged for the past four consecutive quarters. Because of the consistently high occupancy levels, the leasing team at Chisholm Place does not offer concessions and has been able to increase rental rates. The occupancy level at the Grouse Run Apartments in Stockton, California, averaged 96% for the quarter ended December 31, 1997, unchanged from the previous quarter. Despite this healthy occupancy level, the property's leasing team has not been able to increase rental rates. Stagnant economic conditions continue to prevail in Stockton as reflected by the city's 11% unemployment rate, which is more than twice the national average. According to recent market surveys conducted by the property's management team, competing apartment properties are offering a month of free rent as an incentive to attract new residents. In comparison, Grouse Run is providing a discount of $150 off the first month's rent on leases signed with new tenants. The on-going repairs to the property's balconies were completed during the third quarter. In addition, the fences around the apartment units were repaired and the roof gutters were cleaned. Management is currently analyzing market conditions in Dallas and Stockton to assess the necessary marketing strategies and the appropriate timing for the sale of the Chisholm Place and Grouse Run properties.

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

      At December 31, 1997, the Partnership had available cash and cash equivalents of approximately $930,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the three remaining investment properties. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      The Partnership reported net income of $214,000 for the three-month period ended December 31, 1997, as compared to net income of $35,000 for the same period in the prior year. The increase in the Partnership's net income is due to a $138,000 increase in the Partnership's share of unconsolidated ventures' income and a $41,000 decrease in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' income increased mainly due to improved operating results of the Tantra Lakes joint venture. Net income at Tantra Lakes increased by $132,000 when compared to the same three-month period in the prior year largely due to an increase in rental revenues and declines in total property operating expenses and depreciation expense. Rental revenues at Tantra Lakes increased by almost 5% due to increases in rental rates over the past year. Property operating expenses decreased mainly due to lower repair and maintenance expenses and turnover costs. The venture's depreciation and amortization expense decreased by $28,000 due to the certain assets that became fully depreciated during fiscal 1997. Also contributing to the increase in the Partnership's share of unconsolidated ventures' income was a $13,000 increase in net income from the Grouse Run joint venture.

Nine Months Ended December 31, 1997
-----------------------------------

      The Partnership reported net income of $469,000 for the nine-month period ended December 31, 1997, as compared to net income of $23,000 for the same period in the prior year. This increase in net income is due to a $237,000 favorable change in the Partnership's operating income (loss) and a $211,000 increase in the Partnership's share of unconsolidated ventures' income. The favorable change in the Partnership's operating income (loss) is primarily due to the February 1997 sale of the consolidated Nob Hill Apartments, as discussed further above. The operating results for the nine months ended December 31, 1996 reflect an operating loss of $234,000 from the consolidated Nob Hill joint venture. A decrease in the Partnership's interest income of $22,000 and increases in general and administrative expenses and management fees of $41,000 and $23,000, respectively, partially offset the favorable change in operating income (loss) resulting from the Nob Hill sale. Interest and other income decreased due to the distribution of the Partnership's excess reserves on June 13, 1997, as discussed further above. General and administrative expenses increased due to the timing of certain recurring professional services when compared to the same period in the prior year. Management fees increased due to an increase in distributable cash which resulted from the increase in the Partnership's distribution rate, as discussed further above.

      The Partnership's share of unconsolidated ventures' income increased mainly due to a $217,000 increase in the net income of the Tantra Lakes joint venture. The increase in net income at Tantra Lakes was mainly due to an increase in rental revenues and a decrease in depreciation and amortization expense. Rental income at Tantra Lakes increased by 4% for the current nine-month period due to an increase in average monthly rental rates when compared to the same period in the prior year. The venture's depreciation and amortization expense decreased due to the certain assets that became fully depreciated during fiscal 1997.

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



Date:  February 12, 1998