Form 10-K405
period 1998-03-31
PAINE WEBBER GROWTH PROPERTIES LP
filed 1998-06-29
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
Title of each class                             which registered
-------------------                         ------------------------
      None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                      Form 10-K Reference
---------                                      -------------------

Prospectus of registrant dated                        Part IV
November 15, 1982, as supplemented

                        PAINE WEBBER GROWTH PROPERTIES LP
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                      Page
--------                                                      -----

Item  1     Business                                              I-1

Item  2     Properties                                            I-3

Item  3     Legal Proceedings                                     I-3

Item  4     Submission of Matters to a Vote of Security Holders   I-5


Part II
-------

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


Part III
--------

Item  10    Directors and Executive Officers of the Partnership   III-1

Item  11    Executive Compensation                                III-2

Item  12    Security Ownership of Certain Beneficial Owners
               and Management                                     III-3

Item  13    Certain Relationships and Related Transactions        III-3


Part IV
-------

Item  14    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                 IV-1

Signatures                                                        IV-2

Index to Exhibits                                                 IV-3

Financial Statements and Supplementary Data                F-1 to F-27

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

      As of March 31, 1998, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                           Date of
Name and Type of Property                       Acquisition  Type of
Location                           Size         of Interest  Ownership (1)
--------                           ----         -----------  -------------


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

      The Partnership is currently pursuing potential disposition strategies for the three remaining investments in its portfolio. General improvements in the apartment segment of the real estate market are expected to provide the Partnership with the opportunities to market and sell these three properties in the near term. Active marketing efforts on all three properties began subsequent to year-end. It is currently contemplated that the sales of the remaining assets and a liquidation of the Partnership could be accomplished prior to the end of calendar year 1998. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

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

      The primary investment objective of the Partnership is capital appreciation. The Partnership may sacrifice attainment of its other objectives to the extent required to achieve the capital appreciation objective. The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Through March 31, 1998, the Limited Partners had received cumulative cash distributions totalling $20,954,000, or approximately $718 per original $1,000 investment for the Partnership's earliest investors. The cumulative cash returns described above include special distributions made on June 13, 1997 and June 15, 1995 of $115 and $90, respectively, per original $1,000 investment, consisting of the Partnership's share of the net proceeds of the Nob Hill and Northcastle sale transactions, along with the release of certain excess reserve funds. Such cumulative cash returns also include $312 per original $1,000 investment from the proceeds from the Parkwoods insurance settlement and the subsequent land sale and $60 per original $1,000 investment from the 1986 refinancing of the Tantra Lake Apartments. The remaining cash distributions have been paid from operating cash flow of the Partnership. The Partnership resumed regular quarterly distributions with the payment made on November 15, 1994 for the quarter ended September 30, 1994. During the first half of fiscal 1997, distributions were paid at a rate of 2% per annum on a Limited Partner's remaining capital account of $538 per original $1,000 investment. Effective for the quarter ended December 31, 1996, the distribution rate was increased to 3% per annum. Subsequent to the sale of the Nob Hill Apartments and the related special capital distribution to investors in June 1997, the Partnership's annual distribution rate was increased to 5% per annum on a Limited Partner's remaining capital account of $423 per original $1,000 Unit. The Partnership increased the distribution rate to 6% per annum for the distribution paid on May 15, 1998 for the quarter ended March 31, 1998. As of March 31, 1998, the Partnership retained an ownership interest in three of its six original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments, which collectively comprise 37% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of such liquidations, which cannot presently be determined.

      All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets, including the greater Dallas area when the Chisholm Place property is located, has escalated significantly. Development activity in the Boulder and Stockton markets, where the Tantra Lake and Grouse run properties are located, has not been a major factor to date.

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

Item 2.  Properties

      As of March 31, 1998, the Partnership had interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location, and description of each property.

      Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for each property owned during fiscal 1998:

                                           Percent Occupied At
                        ------------------------------------------------------
                                                                        Fiscal
                                                                        1998
Property                    6/30/97     9/30/97     12/31/97   3/31/98  Average
--------                    -------     -------     --------   -------  -------

Tantra Lake Apartments        91%         95%         94%         92%      93%

Grouse Run Apartments         95%         96%         96%         93%      95%

Chisholm Place Apartments     99%         99%         99%         98%      99%

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996 the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this action. Final releases and dismissals with regard to this action were received during fiscal 1998.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

     Rocky Mountain Partners, a joint venture in which the Partnership has an interest, was named as a defendant in a lawsuit brought in February 1998 by two individuals and an entity, among others, who had previously performed repair work at the Tantra Lake property. The lawsuit alleges, among other things, that the individuals were exposed, without their knowledge, to unsafe levels of asbestos hazards in the course of performing work at the Tantra Lake Apartments. The joint venture plans to vigorously defend itself against the allegations in this lawsuit. The joint venture's insurer has preliminarily denied coverage for the costs of defending the lawsuit by citing a contract exclusion. The eventual outcome of this litigation and the applicability of insurance coverage related thereto cannot be determined at this time. Accordingly, no liability for any expenses which might result from this litigation has been provided for in the venture's financial statements.

      The Partnership is not subject to any other material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1998, there were 2,675 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1998.

Item 6.  Selected Financial Data

                        Paine Webber Growth Properties LP
         For the years ended March 31, 1998, 1997, 1996, 1995 and 1994
                    (in thousands, except for per Unit data)

                                   1998       1997        1996        1995        1994
                                   ----       ----        ----        ----        ----

Revenues                           $   287    $ 2,825     $  2,446    $  2,471    $  2,393

Operating income (loss)            $   (16)   $  (559)    $   (422)   $   (324)   $     31

Partnership's share of gains
  on settlement of insurance
  claims                                 -          -            -           -    $    225

Loss on sale of operating
  investment property                    -    $  (138)           -           -           -

Partnership's share of
  unconsolidated
  ventures' income (losses)        $   202    $    94     $     96    $    644    $ (2,546)

Net income (loss)                  $   186    $  (580)    $   (322)   $    325    $ (2,289)

Per Limited Partnership Unit:
  Net income (loss)                $  6.29    $(19.67)    $ (10.93)   $   8.70    $ (77.63)

  Cash distributions
    from operations                $ 21.35    $ 12.12     $  11.66    $   6.28           -

  Cash distributions from sale,
    refinancing and other
    capital transactions           $115.00          -     $  90.00    $ 158.00           -

Total assets                       $ 1,034    $ 4,422     $ 12,979    $ 16,086    $ 20,510

Mortgage note payable                    -          -     $  6,890    $  6,962    $  7,029


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The Partnership offered limited partnership interests to the public from November 1982 to September 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $29,194,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $24,560,000 was initially invested in joint venture interests in six operating investment properties. As of March 31, 1998 the Partnership retained interests in three operating investment properties. During fiscal 1997, the Partnership completed a sale transaction with respect to the Nob Hill Apartments and during fiscal 1995, the Partnership completed sales transactions with respect to the Northcastle Apartments and the land at the former site of the Parkwoods Apartments. While the sale of the Nob Hill Apartments had been executed and control of the property had been transferred to the buyer on February 7, 1997, the distribution of the net sale proceeds was delayed pending the receipt of the formal consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property and the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves, which exceeded expected future requirements. After this special capital distribution to investors, the Partnership's annual distribution rate was increased from 3% to 5% on a Limited Partner's remaining capital account of $423 per original $1,000 Unit. Subsequent to year-end, the quarterly distribution was increased to $6.35 per original $1,000 Unit, which is equivalent to a 6% annualized rate of return on remaining capital, effective for the distribution paid on May 15, 1998 for the quarter ended March 31, 1998. The reasons for the increases in the distribution rate are the improved cash flow being generated by the Tantra Lake Apartments and the fact that nearly all of Nob Hill's operating cash flow for the past several years had been used at the property for repairs and improvements. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements. The Partnership's primary objective has been to maximize the capital appreciation of its operating investment properties.

      The Partnership has ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas, Texas (Chisholm Place) and Stockton, California (Grouse Run). The Partnership is currently pursuing potential disposition strategies for the three remaining investments in its portfolio. General improvements in the apartment segment of the real estate market are expected to provide the Partnership with the opportunities to market and sell these three properties in the near term. As discussed further below, active marketing efforts on all three properties began subsequent to year-end. It is currently contemplated that the sales of the remaining assets and a liquidation of the Partnership could be accomplished prior to the end of calendar year 1998. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

     As previously reported, the Partnership received some unsolicited interest from prospective buyers for the Tantra Lake Apartments during fiscal 1997. In response to this interest, management initiated discussions with local real estate brokerage firms concerning potential sale strategies for Tantra Lake during fiscal 1998. During the fourth quarter, the Partnership solicited marketing proposals from three of these firms. After reviewing their respective proposals and conducting extensive interviews, the Partnership selected a national brokerage firm that is a leading seller of apartment properties in the Denver area. Subsequent to year-end, a marketing package was prepared, and comprehensive sales efforts began in April. In conjunction with the marketing program, certain improvements to the property are being implemented to enhance the market value of the Tantra Lake property. In addition to the fitness center improvements which were completed during the third quarter of fiscal 1998, the property's management team recently updated the property's model apartments, completed clubhouse renovations, and installed new washers and dryers in the laundry facilities. In the first quarter of fiscal 1999, the property's management team plans to enhance the property's landscaping, reseal the parking areas and finish the painting projects to the interior hallways and exteriors of the buildings. Rocky Mountain Partners, the joint venture which owns the Tantra Lake property, was named as a defendant in a lawsuit brought in February 1998 by two individuals and an entity, among others, who had previously performed repair work at the property. The lawsuit alleges, among other things, that the individuals were exposed, without their knowledge, to unsafe levels of asbestos hazards in the course of performing work at the Tantra Lake Apartments. The joint venture plans to vigorously defend itself against the allegations in this lawsuit. The joint venture's insurer has preliminarily denied coverage for the costs of defending the lawsuit by citing a contract exclusion. The eventual outcome of this litigation and the applicability of insurance coverage related thereto cannot be determined at this time. Accordingly, no liability for any expenses which might result from this litigation has been provided for in the venture's financial statements.

      Although the performance of the Chisholm Place Apartments remained strong throughout fiscal 1998 due to the property's larger unit sizes, its excellent location and its well-maintained physical appearance, the property's management and leasing team reports that visits by qualified prospective tenants have decreased from previous quarters and the vacancy rate of 2.6% at March 31, 1998 was at the highest level since 1996. According to the property's management and leasing team, the development of several new apartment communities in the vicinity of Chisholm Place appears to be affecting the market. As noted above, the Partnership is formulating disposition strategies for its remaining investments that could result in the sale of Chisholm Place in calendar year 1998. During the fourth quarter of fiscal 1998, the Partnership and its co-venture partner requested proposals from two real estate brokerage firms with offices in Texas to market the Chisholm Place property for sale. After reviewing their respective proposals and conducting interviews, the Partnership and the co-venturer selected a local brokerage firm with extensive experience marketing apartment properties. Sales materials have been prepared, and extensive marketing efforts began subsequent to year-end.

      The occupancy level at the Grouse Run Apartments in Stockton, California, averaged 93% for the quarter ended March 31, 1998, down from 96% in the third quarter and down from 97% for the same period a year ago. Conditions in Stockton's apartment market have been generally soft over the past year, and rental rates have remained relatively flat. The property's management and leasing team reports that its competition continues to offer leasing concessions in the form of free rent. During the fourth quarter of fiscal 1998, the Partnership requested proposals from four brokerage firms with offices in
California  to market the Grouse Run property for sale.  After  reviewing  their
respective  proposals  and  conducting  in-depth  interviews,   the  Partnership
selected a national brokerage firm that is a leading seller of apartment properties in the Stockton area. Sales materials have been prepared, and an extensive marketing campaign began subsequent to year-end.

      As previously reported, management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believed that the joint venture was entitled to a full refund of the costs incurred and had been pursuing such a refund. However, during fiscal 1998 the federal agency denied the Partnership's appeal regarding the reimbursement claim, and, at the present time, the Partnership does not plan any further legal action. In addition, it is possible that the federal agency will seek the return of the $146,000 which was disbursed in December 1995. A liability for this potential obligation is accrued on the Partnership's balance sheet as of March 31, 1998. Assuming that the sales of the Partnership's remaining assets proceed as expected, as discussed further above, management will attempt to resolve this matter fully during calendar year 1998 in order to complete the liquidation of the Partnership as planned.

      At March 31, 1998, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $1,034,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the three remaining investment properties.

      As noted above, the Partnership expects to be liquidated during calendar year 1998. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership reported net income of $186,000 for the year ended March 31, 1998, as compared to a net loss of $580,000 for the prior year. This $766,000 favorable change in net operating results is primarily due to a loss of $138,000 realized in the prior year on the final sale of the Nob Hill Apartments, a $543,000 decrease in the Partnership's operating loss and a $108,000 increase in the Partnership`s share of unconsolidated ventures' income. The loss on the final sale of the Nob Hill Apartments represented the difference between the gross purchase price of $9.5 million net of selling costs, and the net carrying value of the operating investment property as of the date of the sale. The Partnership's operating loss decreased mainly due to the sale of the consolidated Nob Hill Apartments. In the prior year, the Nob Hill joint venture had net operating income of $69,000 before recording an $856,000 loss on the impairment of the consolidated venture's operating property. Prior to the sale, as of December 31, 1996, the Nob Hill joint venture recognized an impairment loss to write down the net carrying value of the operating investment property and related deferred expenses to management's estimate of the net proceeds which were realizable from a sale transaction.

      The Partnership's share of unconsolidated ventures' income increased in fiscal 1998 due to a $161,000 increase in combined revenues which was partially offset by a $46,000 increase in combined expenses. Revenues increased mainly due to a $167,000 increase in rental income. While rental income improved at all three properties in the current year, the most significant increase occurred at the Tantra Lake Apartments where rental revenue was up by more than 3% from the prior year. Expenses increased, despite a decrease in combined interest expense of $163,000, mainly due to an increase in certain administrative expenses of the Parkwoods joint venture. Interest expense decreased due to the full 12-month effect of the August 1996 refinancing of Tantra Lake's mortgage loan which significantly reduced the venture's annual debt service.

1997 Compared to 1996
---------------------

      The Partnership reported a net loss of $580,000 for the year ended March 31, 1997, as compared to a net loss of $322,000 for the prior year. This $258,000 unfavorable change in net operating results was primarily due to a $138,000 loss realized from the sale of the Nob Hill Apartments on February 7, 1997 and a $137,000 increase in the Partnership's operating loss. The loss on the sale of the Nob Hill Apartments amounted to $138,000, which represented the difference between the gross purchase price of $9.5 million net of selling costs, and the net carrying value of the operating investment property as of the date of the sale. The Partnership's operating loss increased due to a $516,000 increase in expenses that was partially offset by a $379,000 increase in revenues. Expenses increased mainly due to an $856,000 loss recorded on the impairment of the consolidated venture's operating property. Prior to the sale, as of December 31, 1996, the Nob Hill joint venture recognized an impairment loss to write down the net carrying value of the operating investment property and related deferred expenses to management's estimate of the net proceeds which were realizable from a sale transaction. The additional loss on the sale referred to above, of $138,000, was recorded as of the date of the sale based on the final negotiated amount of the net proceeds. Decreases in depreciation and general and administrative expenses of $457,000 and $147,000, respectively, partially offset the impairment loss on the Nob Hill property. Depreciation expense decreased as the consolidated joint venture ceased recording depreciation expense on the Nob Hill property as of April 30, 1996 as it began to actively market the property for sale. General and administrative expenses decreased largely due to a reduction in certain required professional services when compared to fiscal 1996. In addition, property operating expenses increased by $191,000. Due to the Partnership's three-month reporting lag and the sale of the Nob Hill Apartments on February 7, 1997, as discussed further in Notes 2 and 4 to the consolidated financial statements, the Partnership reported operations of the consolidated venture from January 1, 1997 through the date of sale in the consolidated fiscal 1997 operating results. Accordingly, the consolidated statements of operations for fiscal 1997 reflect slightly more than one additional month of Nob Hill's operations. Revenues increased due to a $230,000 increase in rental revenue and a $162,000 increase in interest and other income. The increases in both revenue categories was primarily due to the inclusion of the additional lag-period operations of the Nob Hill joint venture in fiscal 1997 results, as explained above.

      The Partnership's share of unconsolidated ventures' income decreased by $2,000 for fiscal 1997 when compared to the prior year. The Partnership's share of unconsolidated ventures' income decreased due to a $71,000 decline in combined revenues which was partially offset by a $67,000 decrease in combined expenses. Revenues decreased mainly due to a $138,000 decrease in interest and other income. Interest and other income decreased primarily due to the $146,000 partial refund received in fiscal 1996 for costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments, as discussed further above. A $67,000 increase in rental income partially offset the decrease in interest and other income. Rental revenues increased mainly due to an increase in average monthly rental rates at the Tantra Lake Apartments during fiscal 1997. Expenses decreased mainly due to reductions in combined depreciation expense and combined interest expense of $54,000 and $39,000, respectively. Depreciation expense declined primarily due to a significant asset at Tantra Lake having become fully depreciated during fiscal 1997. Interest expense decreased due to the August 1996 refinancing of Tantra Lake's mortgage loan which significantly reduced the venture's annual debt service.

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

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the market. In many markets across the country, including the greater Dallas area in which the Chisholm Place property is located, development of new multi-family properties has increased significantly over the past two years. Existing properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. Development activity in the Boulder and Stockton markets, where the Tantra Lake and Grouse Run properties are located, has not been a major factor to date. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

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

Inflation
---------

      The Partnership commenced operations in 1983 and completed its fifteenth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                     elected
  Name                        Office                     Age         to Office
  ----                        ------                     ---         ---------

Bruce J. Rubin          President and Director           38          8/22/96
Terrence E. Fancher     Director                         44          10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer        50          10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer            55          7/20/82 *
Timothy J. Medlock      Vice President and Treasurer     37          6/1/88
Thomas W. Boland        Vice President and Controller    35          12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      The Partnership resumed paying regular quarterly distributions with the payment made on November 15, 1994 for the quarter ended September 30, 1994 at a rate of 2% per annum on remaining invested capital. The annual distribution rate was increased to 3% with the payment made on February 15, 1997 for the quarter ended December 31, 1996. As discussed further in Item 7, the Partnership increased the distribution rate to 5% on remaining invested capital for the distribution paid on August 15, 1997 with the quarter ended June 30, 1997 and then increased the distribution rate to 6% with the distribution paid on May 15, 1998 for the quarter ended March 31, 1998. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

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

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to 10% of any additional Distributable Cash. In fiscal 1998, based on additional Distributable Cash paid to the partners, management fees totalling $62,000 were paid to the Adviser.

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1998 is $95,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1998.

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


                                  PAINE WEBBER GROWTH PROPERTIES LP


                                  By:  First PW Growth Properties, Inc.
                                       --------------------------------
                                       Managing General Partner


                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                        Thomas W. Boland
                                        Vice President and Controller


Dated:  June 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                 Date: June 26, 1998
   ---------------------------              -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher            Date: June 26, 1998
   ---------------------------              -------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

                       PAINE WEBBER GROWTH PROPERTIES LP

                              INDEX TO EXHIBITS


                                                            Page Number in the Report
      Exhibit No.    Description of Document                Or Other Reference
      -----------    -----------------------                -------------------------

      (3) and (4)    Prospectus of the Partnership          Filed with the Commission
                     dated November 18, 1982, as            pursuant to Rule 424(c) and
                     supplemented, with particular          incorporated herein by reference.
                     reference to the Amended and
                     Restated Certificate and
                     Agreement of Limited Partnership


      (10)           Material contracts previously          Filed with the Commission pursuant
                     filed as exhibits to registration      to Section 13 or 15(d) of the
                     statements and amendments thereto      Securities Act of 1934 and
                     of the registrant together with        incorporated herein by reference.
                     all such  contracts  filed as
                     exhibits of previously  filed
                     Forms 8-K and Forms 10-K are
                     hereby incorporated herein by
                     reference.


      (13)           Annual Report to Limited Partners      No Annual Report for fiscal year
                                                            1998 has been sent to the Limited
                                                            Partners.  An Annual Report will be
                                                            sent to the Limited Partners
                                                            subsequent to this filing.


      (22)           List of subsidiaries                   Included in Item I of Part 1 of
                                                            this Report Page I-1, to which
                                                            reference is hereby made.

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

                         ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

                      PAINE WEBBER GROWTH PROPERTIES LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                   Reference
                                                                   ---------

Paine Webber Growth Properties LP:

   Report of independent auditors                                       F-2

   Consolidated balance sheets as of March 31, 1998 and 1997            F-3

   Consolidated  statements of operations  for the years ended
     March 31, 1998, 1997 and 1996                                      F-4

   Consolidated  statements of changes in partners' capital
     (deficit) for the years ended March 31, 1998, 1997 and 1996        F-5

   Consolidated  statements  of cash flows for the years ended
      March 31, 1998, 1997 and 1996                                     F-6

   Notes to consolidated financial statements                           F-7

Combined Joint Ventures of Paine Webber Growth Properties LP:

   Report of independent auditors                                       F-17

   Combined balance sheets as of December 31, 1997 and 1996             F-18

   Combined  statements of operations and changes in venturers'
     deficit for the years ended December 31, 1997, 1996 and 1995       F-19

   Combined  statements  of cash flows for the years ended
     December 31, 1997, 1996 and 1995                                   F-20

   Notes to combined financial statements                               F-21

   Schedule III - Real Estate and Accumulated Depreciation              F-27


  Other Financial Statement Schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

      We have audited the accompanying consolidated balance sheets of Paine Webber Growth Properties LP as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Growth Properties LP at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                      /s/ ERNST & YOUNG LLP
                                      ---------------------
                                      ERNST & YOUNG LLP


Boston, Massachusetts
June 12, 1998

                      PAINE WEBBER GROWTH PROPERTIES LP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1998 and 1997
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                           1998      1997
                                                           ----      ----

Investments in unconsolidated joint
  ventures, at equity                                    $      -   $     304
Cash and cash equivalents                                   1,034       4,118
                                                         --------   ---------
                                                         $  1,034   $   4,422
                                                         ========   =========


                      LIABILITIES AND PARTNERS' CAPITAL

Losses from unconsolidated joint ventures in excess of
  investments and advances                               $    266   $       -
Accounts payable and accrued expenses                          44          39
Other liabilities                                             146           4
                                                         --------   ---------
      Total liabilities                                       456          43

Partners' capital:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net income                                       20          18
   Cumulative cash distributions                              (41)        (35)

  Limited Partners ($1,000 per Unit, 29,194
     Units outstanding):
   Capital contributions, net of offering costs            26,345      26,345
   Cumulative net losses                                   (4,793)     (4,977)
   Cumulative cash distributions                          (20,954)    (16,973)
                                                        ---------   ---------
      Total partners' capital                                 578       4,379
                                                        ---------   ---------
                                                        $   1,034   $   4,422
                                                        =========   =========




                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1998, 1997 and 1996
                    (In thousands, except for per Unit data)


                                                1998         1997       1996
                                                ----         ----       ----
Revenues:
   Rental income                              $     -    $  2,251   $  2,021
   Reimbursements from affiliates                 182         176        189
   Interest and other income                      105         398        236
                                              -------    --------   --------
                                                  287       2,825      2,446

Expenses:
   Loss due to impairment of long-lived
      assets                                        -         856          -
   Interest expense                                 -         665        617
   Real estate taxes                                -         231        207
   Depreciation expense                             -         229        686
   Property operating expenses                      -       1,151        960
   Partnership management fees                     62          35         34
   General and administrative                     241         217        364
                                              -------    --------   --------
                                                  303       3,384      2,868
                                              -------    --------   --------

Operating loss                                    (16)       (559)      (422)

Loss on sale of operating investment
  property                                          -        (138)         -

Venture partner's share of consolidated
   venture's  loss                                  -          23          4

Partnership's share of unconsolidated
   ventures' income                               202          94         96
                                              -------    --------   --------

Net income (loss)                             $   186    $   (580)  $   (322)
                                              =======    ========   ========

Per Limited Partnership Unit:
   Net income (loss)                          $  6.29    $ (19.67)  $ (10.93)
                                              =======    ========   ========

   Cash distributions                         $136.35    $  12.12   $ 101.66
                                              =======    ========   ========


   The above per Limited Partnership Unit information is based upon the 29,194 Units of Limited Partnership Interest outstanding during each year.










                           See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1998, 1997 and 1996
                                 (In thousands)

                                            General    Limited
                                            Partners   Partners      Total
                                            --------   --------      -----

Balance at March 31, 1995                   $     -    $  8,610    $  8,610

Net loss                                         (3)       (319)       (322)

Cash distributions                               (3)     (2,968)     (2,971)
                                            -------    --------    --------

Balance at March 31, 1996                       (6)       5,323       5,317

Net loss                                        (6)        (574)       (580)

Cash distributions                              (4)        (354)       (358)
                                           -------     --------    --------
Balance at March 31, 1997                      (16)       4,395       4,379

Net income                                       2          184         186

Cash distributions                              (6)      (3,981)     (3,987)
                                           -------     --------    --------
Balance at March 31, 1998                  $   (20)    $    598    $    578
                                           =======     ========    ========

























                            See accompanying notes



                        PAINE WEBBER GROWTH PROPERTIES LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1998        1997          1996
                                                             ----        ----          ----

Cash flows from operating activities:
  Net income (loss)                                           $   186     $  (580)    $  (322)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Reimbursements from affiliates                              (182)       (176)       (189)
     Loss due to impairment of long-lived assets                    -         856           -
     Loss on sale of operating investment property                  -         138           -
     Venture partner's share of consolidated venture's loss         -         (23)         (4)
     Partnership's share of unconsolidated ventures' income      (202)        (94)        (96)
     Depreciation expense                                           -         229         686
     Amortization of deferred loan costs                            -          18          17
     Changes in assets and liabilities:
      Accounts receivable                                           -           1           7
      Advances from consolidated venture                            -        (250)        250
      Real estate tax and insurance escrow deposit                  -         247          (3)
      Other assets                                                  -          61         (21)
      Accounts payable and accrued expenses                         5        (227)        (38)
      Accrued interest payable                                      -        (211)         56
      Tenant security deposits                                      -         (18)         (6)
      Other liabilities                                            (4)          -           -
                                                              -------     -------     -------
         Total adjustments                                       (383)        551         659
                                                              -------     -------     -------
         Net cash (used in) provided by operating activities     (197)        (29)        337
                                                              -------     -------     -------

Cash flows from investing activities:
  Distributions from unconsolidated joint ventures              1,100         953         627
  Net withdrawals from capital improvement
   and replacement escrow                                           -         146          58
  Additions to operating investment property                        -        (158)       (149)
  Net proceeds from sale of operating investment property           -       2,332           -
                                                              -------     -------     -------
         Net cash provided by investing activities              1,100       3,273         536
                                                              -------     -------     -------

Cash flows from financing activities:
  Repayment of long-term debt                                       -         (91)        (72)
  Distributions to partners                                    (3,987)       (358)     (2,971)
                                                              -------     -------     -------
         Net cash used in financing activities                 (3,987)       (449)     (3,043)
                                                              -------     -------     -------

Net (decrease) increase in cash and cash equivalents           (3,084)      2,795      (2,170)

Cash and cash equivalents, beginning of year                    4,118       1,323       3,493
                                                              -------     -------     -------

Cash and cash equivalents, end of year                        $ 1,034     $ 4,118     $ 1,323
                                                              =======     =======     =======

Supplemental Disclosures:

  Cash paid during the year for interest                      $     -     $   781     $   511
                                                              =======     =======     =======

  Long-term debt assumed by buyer                             $     -     $(6,799)    $     -
                                                              =======     =======     =======



                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES LP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations
    -------------------------------------

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

      The net proceeds of the Partnership's offering were originally invested in six operating investment properties. Through March 31, 1998, two of these investments had been sold and one was completely destroyed by fire. The Partnership is currently pursuing potential disposition strategies for the three remaining investments in its portfolio. General improvements in the apartment segment of the real estate market are expected to provide the Partnership with the opportunities to market and sell these three properties in the near term. Active marketing efforts on all three properties began subsequent to March 31, 1998. It is currently contemplated that the sales of the remaining assets and a liquidation of the Partnership could be accomplished prior to the end of calendar year 1998. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. See Notes 4 and 5 to the financial statements for further discussions of the Partnership's investments.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended March 31, 1998. Actual results could differ from the estimates and assumptions used.

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

      As further discussed in Note 4, the Partnership acquired control of Nob Hill Partners, which owned the Nob Hill Apartments, in fiscal 1993. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of Nob Hill Partners on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends, and operations of the consolidated venture were reported on a three-month lag until the date of the sale of the venture's operating investment property in February 1997. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the loss on this transaction was recognized in fiscal 1997. All material transactions between the Partnership and the consolidated joint venture have been eliminated in consolidation, except for lag-period cash transfers. See Note 4 for a description of the consolidated joint venture partnership and a discussion of the significant lag-period sale transaction which was recorded in fiscal 1997.

      Prior to its sale during fiscal 1997, the operating investment property of the consolidated joint venture was carried at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment were present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Nob Hill venture recognized an impairment loss in fiscal 1997 when it became apparent that the net carrying amount of the operating investment property would not be recovered from the net proceeds of a pending sale transaction (see Note
4).

      Depreciation expense was computed using the straight-line method over the estimated useful lives of the operating investment properties, generally five years for the furniture and fixtures and thirty years for the buildings and improvements. Costs and fees (including the acquisition fee paid to PaineWebber Properties Incorporated) related to the acquisition of the property had been capitalized and were included in the cost of the operating investment property. Maintenance and repairs were charged to expense when incurred. The consolidated venture ceased recording depreciation expense on the Nob Hill property as of April 30, 1996 as it began to actively market the property for sale.

      The consolidated joint venture leased apartment units under leases with terms generally of one year or less. Rental income was recorded monthly as earned.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      The cash and cash equivalents appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these cash and cash equivalents approximates their fair value as of March 31, 1998 and 1997 due to the short-term maturities of these instruments.

      No provision for income taxes is made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee equal to 1% of the gross offering proceeds. However, the cumulative amount of acquisition fees and management fees which can be paid to the Adviser is limited to the sum of 18% of the gross offering proceeds plus 10% of Distributable Cash, as defined in the Prospectus. During 1986, this limitation was reached and, as a result, future management fee payments are limited to 10% of any additional
Distributable Cash. In fiscal 1998, 1997 and 1996, based on additional Distributable Cash paid to the partners, management fees totalling $62,000, $35,000 and $34,000, respectively, were paid to the Adviser.

      The Adviser may receive a real estate brokerage commission, in an amount of up to 1% of the selling prices of properties sold, upon the disposition of Partnership investments. Payment of such fee will be subordinated to the payment of certain amounts to the Limited Partners.

      Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $95,000, $88,000 and $93,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000, $3,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

4.  Sale of Nob Hill Apartments
    ---------------------------

      On February 7, 1997, the joint venture which owned the Nob Hill Apartments sold the operating investment property to an unrelated third party. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the loss on this transaction was recognized in fiscal 1997. Accordingly, in addition to the operations for the twelve months ended December 31, 1996, the operations of the Nob Hill joint venture for the period January 1, 1997 through the date of sale on February 7, 1997 are also reflected in the accompanying consolidated financial statements. Such operations in calendar 1997 reflected total revenues of $224,000 and total expenses of $290,000 for a net operating loss of $66,000, of which the Partnership's share was $65,000. Prior to the sale, the consolidated venture recognized an impairment loss of $856,000 to write down the net carrying value of the operating investment property and related deferred expenses to management's estimate of the net proceeds which were realizable from the pending sale transaction. An additional loss on the sale totalling $138,000 was recorded as of the date of the sale based on the final negotiated amount of the net proceeds.

     During fiscal 1997, a purchase and sale agreement on the Nob Hill property was signed with a prospective buyer for a purchase price of $10 million. In October 1996, the terms of the agreement were amended to reflect a reduction in the purchase price to $9.5 million as a result of certain required repair work at the property. The transaction closed in the fourth quarter of fiscal 1997, on February 7, 1997, and the Partnership received net proceeds from the sale of approximately $2.3 million. In addition, the venture had excess working capital of approximately $360,000 at the time of the sale. All of the net proceeds and excess working capital were distributed to the Partnership in accordance with the terms of the Nob Hill joint venture agreement. While the sale had been executed and control of the property had been transferred to the buyer on February 7, 1997, the distribution of the net sale proceeds was delayed pending the receipt of the formal consent of the Secretary of Housing and Urban Development ("HUD") to the sale of the property and the assumption of the loan by the purchaser. Such final approval was received on June 9, 1997. As a result, the Partnership made a special distribution to the Limited Partners of approximately $3,357,000, or $115 per original $1,000 Unit, on June 13, 1997. Of this amount, $90.65 represented the net proceeds and excess working capital from the sale of the Nob Hill Apartments and $24.35 represented a distribution of Partnership reserves which exceeded expected future requirements.

      The following is a summary of property operating expenses for the years ended December 31, 1996 and 1995.

                                                      1996 (1)   1995
                                                      --------   ----
           Property operating expenses:
             Salaries and related costs               $  301     $269
             Repairs and maintenance                     279      249
             Utilities                                   152      121
             Insurance                                   100       67
             Management fees                              92       84
             Administrative and other                    227      170
                                                      ------     ----
                                                      $1,151     $960
                                                      ======     ====

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

5.  Investments in Unconsolidated Joint Ventures
    --------------------------------------------

      The Partnership had investments in four unconsolidated joint ventures at March 31, 1998 and 1997. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in
Note 2, these joint ventures report their operations on a calendar year basis.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                      Condensed Combined Balance Sheets
                          December 31, 1997 and 1996
                                (in thousands)

                                    Assets
                                                            1997        1996
                                                            ----        ----

   Current assets                                        $  1,152    $  1,264
   Operating investment properties, net                    15,182      15,683
   Other assets                                               297         379
                                                         --------    --------
                                                         $ 16,631    $ 17,326
                                                         ========    ========

                      Liabilities and Venturers' Deficit

   Current liabilities                                   $    848    $    782
   Other liabilities                                        1,833       1,719
   Long-term mortgage debt, less current portion           16,007      16,065
   Partnership's share of combined deficit                 (1,824)     (1,068)
   Co-venturers' share of combined deficit                   (233)       (172)
                                                         --------    --------
                                                         $ 16,631    $ 17,326
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                 1997       1996        1995
                                                 ----       ----        ----
Revenues:
   Rental revenue                            $  4,997    $  4,830    $  4,763
   Interest and other income                      151         157         295
                                             --------    --------    --------
                                                5,148       4,987       5,058

Expenses:
   Property operating expenses                  2,084       2,053       1,975
   Depreciation                                   815         794         848
   Interest expense                             1,392       1,555       1,594
   Administrative and other                       665         508         560
                                             --------    --------    --------
                                                4,956       4,910       4,977
                                             --------    --------    --------
   Net income                                $    192    $     77    $     81
                                             ========    ========    ========

Net income (loss):
   Partnership's share of net
     income (loss)                           $    202    $     94    $     96
   Co-venturers' share of net
     income (loss)                                (10)        (17)        (15)
                                             --------    --------    --------
                                             $    192    $     77    $     81
                                             ========    ========    ========

                  Reconciliation of Partnership's Investment
                           March 31, 1998 and 1997
                                (in thousands)
                                                            1998        1997
                                                            ----        ----

   Partnership's share of venturers' deficit
     at December 31, as shown above                     $  (1,824)  $  (1,068)
   Reimbursements of management fees and expenses
     receivable from joint ventures (1)                     1,873       1,769
   Timing differences due to contributions made and
     distributions received subsequent to December
      31 (see Note 2)                                        (315)      (397)
                                                        ---------   --------

        Investments in joint ventures, at equity,
          at March 31                                   $    (266)  $    304
                                                        =========   ========

      (1)The Partnership records as income reimbursements due from the joint ventures for the Partnership management fee and certain out-of-pocket expenses as specified in the respective joint venture agreements. The Partnership earned reimbursements totalling $182,000, $176,000 and $189,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The Partnership's joint venture investees record comparable reimbursement expenses in their statements of operations, which are reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no significant effect on the Partnership's net capital or its results of operations. These reimbursements are paid from cash flow of the joint ventures as available, or from sale or refinancing proceeds, and are cumulative to the extent not paid currently. Such cumulative reimbursements payable to the Partnership totalled $1,873,000 and $1,769,000 at March 31, 1998 and 1997, respectively. These amounts have been included in the balance of investments in joint ventures on the accompanying balance sheets.

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

      Investments  in   unconsolidated   joint  ventures,   at  equity,  on  the
accompanying balance sheets is comprised of the following investment carrying values (in thousands):
                                                       1998         1997
                                                       ----         ----

      Rocky Mountain Partners                       $ (1,700)   $ (1,339)
      Grouse Run Associates I and II                     281         295
      Plano Chisholm Place Associates                    971       1,151
      Parkwood Montclair Partners                        182         197
                                                    --------    --------
                                                    $   (266)   $    304
                                                    ========    ========

       Cash distributions received (including reimbursements of management fees and out-of-pocket expenses) from the Partnership's unconsolidated joint venture investments during the years ended March 31, 1998, 1997 and 1996 are as follows (in thousands):

                                            1998       1997       1996
                                            ----       ----       ----

      Rocky Mountain Partners             $   935   $    619     $   396
      Grouse Run Associates I and II            -        193          89
      Plano Chisholm Place Associates         165        141         142
                                          -------   --------     -------
                                          $ 1,100   $    953     $   627
                                          =======   ========     =======

    A description of the ventures' properties and the terms of the joint venture agreements are summarized below:

      (a)  Rocky Mountain Partners
           -----------------------

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

      The joint venture agreement provides that distributable net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. Distributions to the Partnership and the co-venturer totalling $2,718,000 and $27,000, respectively, had been made from inception through December 31, 1997.

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

      In the event the joint venture requires additional funds, the first $100,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowings in accordance with the terms of the joint venture agreement. The agreement has been informally modified by the partners resulting in additional contributions by the Partnership and the Co-Venturer from inception through December 31, 1997 totalling approximately $818,000 and $8,000, respectively.

     Rocky Mountain Partners was named as a defendant in a lawsuit brought in February 1998 by two individuals and an entity, among others, who had previously performed repair work at the Tantra Lake property. The lawsuit alleges, among other things, that the individuals were exposed, without their knowledge, to unsafe levels of asbestos hazards in the course of performing work at the Tantra Lake Apartments. The joint venture plans to vigorously defend itself against the allegations in this lawsuit. The joint venture's insurer has preliminarily denied coverage for the costs of defending the lawsuit by citing a contract exclusion. The eventual outcome of this litigation and the applicability of insurance coverage related thereto cannot be determined at this time. Accordingly, no liability for any expenses which might result from this litigation has been provided for in the venture's financial statements.

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

      The aggregate cash investment by the Partnership for its interests was approximately $2,192,000 (including an acquisition fee of $125,000 and a consulting fee of $10,000 paid to the Adviser of the Partnership and fees aggregating $90,000 paid to affiliates of the co-venturer). In addition, deferred acquisition fees aggregating $38,000 have been paid from distributable net cash flow to the Adviser. The apartment complex was acquired subject to two nonrecourse first mortgages with balances totalling $3,557,000 at the time of closing. The mortgage loans had an aggregate balance of $3,055,000 as of December 31, 1997 and are scheduled to mature in February 2019 and February 2020.

      The joint venture agreement provides that the net cash flow, as defined, will be allocated first to the payment of interest and principal on certain interim borrowings, if such borrowings have been made, and then any remaining amounts are to be distributed 99% to the Partnership and 1% to the co-venturer. This joint venture agreement has been informally modified by the partners resulting in distributions to the Partnership totalling $981,000 from inception through December 31, 1997.

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

      In the event the joint venture requires additional funds, the first $40,000 was to be provided by the Partnership. Thereafter, funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowing in accordance with the terms of the joint venture agreement. Additional contributions from inception through December 31, 1997 totalling approximately $380,000 have been made 100% by the Partnership.

      (c)  Plano Chisholm Place Associates
          --------------------------------

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

      If additional cash is required for any reason in connection with the joint venture, it is to be provided by the Partnership and the co-venturer as additional capital contributions or operating or default loans in accordance with the terms of the amended joint venture agreement. Additional contributions made by the Partnership from inception through December 31, 1997 total approximately $254,000.

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

      On October 20, 1991, the Parkwoods Apartments was completely destroyed by a firestorm that devastated a large section of the hills over Oakland, California. Subsequent to the fire, on May 27, 1992, the joint venture reached a full and final insurance settlement, which called for the venture to receive a total of approximately $29,361,000 for coverage on the damage to the buildings and the loss of rental income. Additionally, in September of 1993, the joint venture entered into a cash settlement of $250,000 with another insurance carrier related to supplemental hazard insurance. In June 1992, the venture partners decided not to rebuild the operating property and agreed to distribute the net insurance proceeds after the repayment of the outstanding mortgage loan and certain other liabilities. The mortgage loan balance of $19,000,000 was repaid in full on June 24, 1992 with a portion of the proceeds from the insurance settlement. Approximately $5 million of the remaining net insurance proceeds was used or set aside to pay for post-fire clean up and operating expenses of the Parkwoods joint venture and the costs associated with pursuing the redevelopment permits discussed further below. The remaining $5 million of net proceeds was paid to the Partnership under the terms of the venture agreement. Approximately $4,500,000 of the proceeds received by the Partnership was distributed to the Limited Partners in August 1992.

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

      Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of these amounts totalling approximately $146,000 in December 1995, which was recorded as income by the joint venture in calendar 1995. However, the federal agency subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believed that the joint venture was entitled to a full refund of the costs incurred and had been pursuing such a refund. However, during fiscal 1998 the federal agency denied the Partnership's appeal regarding the reimbursement claim, and, at the present time, the Partnership does not plan any further legal action. In addition, it is possible that the federal agency will seek the return of the $146,000 which was disbursed in December 1995. A liability for this potential obligation is accrued on the Partnership's balance sheet as of March 31, 1998.

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

6.  Subsequent Events
    -----------------

      On May 15, 1998, the Partnership distributed $185,000 to the Limited Partners and $1,800 to the General Partners for the quarter ended March 31, 1998.

                        REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties LP:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Growth Properties LP as of December 31, 1997 and 1996, and the related combined statements of operations and changes in venturers' deficit, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Growth Properties LP at December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                       /s/ ERNST & YOUNG LLP
                                       ---------------------
                                       ERNST & YOUNG LLP

Boston, Massachusetts
March 4, 1998

                          COMBINED JOINT VENTURES OF
                      PAINE WEBBER GROWTH PROPERTIES LP

                           COMBINED BALANCE SHEETS
                          December 31, 1997 and 1996
                                (In thousands)

                                    Assets
                                                          1997        1996
                                                          ----        ----

Current assets:
   Cash and cash equivalents                           $      915   $     957
   Accounts receivable                                          1           2
   Prepaid expenses                                           236         195
   Deposit for repair and improvements                          -         110
                                                       ----------   ---------
         Total current assets                               1,152       1,264

Operating investment properties:
   Land                                                     4,325       4,325
   Buildings, improvements and equipment                   23,263      22,949
                                                       ----------   ---------
                                                           27,588      27,274
   Less: accumulated depreciation                         (12,406)    (11,591)
                                                       ----------   ---------
                                                           15,182      15,683

Reserves for repairs and capital improvements                  60          78
Deferred expenses, net of accumulated amortization
 of $174 in 1997 ($110 in 1996)                               237         301
                                                       ----------   ---------
                                                       $   16,631   $  17,326
                                                       ==========   =========

                      Liabilities and Venturers' Deficit

Current liabilities:
   Accounts payable and other liabilities              $      350   $     266
   Accrued real estate taxes                                  251         246
   Accrued management fee                                      10          16
   Tenant security deposits                                   179         200
   Current portion of long-term debt                           58          54
                                                       ----------   ---------
         Total current liabilities                            848         782

Reimbursements payable to Venturer                          1,833       1,719

Long-term debt                                             16,007      16,065

Venturers' deficit                                         (2,057)     (1,240)
                                                       ----------   ---------
                                                       $   16,631   $  17,326
                                                       ==========   =========







                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

       COMBINEDSTATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' DEFICIT
              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)


                                                1997        1996        1995
                                                ----        ----        ----
Revenues:
   Rental income                             $  4,997    $  4,830     $ 4,763
   Interest and other income                      151         157         295
                                             --------    --------     -------
                                                5,148       4,987       5,058
Expenses:
   Interest expense                             1,392       1,555       1,594
   Depreciation expense                           815         794         848
   Salaries                                       518         508         496
   Repairs and maintenance                        537         610         573
   Property operating expenses                    479         459         441
   Real estate taxes                              315         306         304
   General and administrative                     337         165         164
   Management fees                                256         246         245
   Reimbursements to partner                      191         170         193
   Professional fees                              116          97         119
                                             --------    --------     -------
                                                4,956       4,910       4,977
                                             --------    --------     -------

Net income                                        192          77          81

Contributions from venturers                      146           -           -

Distributions to venturers                     (1,154)       (499)       (664)

Venturers' deficit, beginning of year          (1,241)       (818)       (235)
                                             --------    --------     -------
Venturers' deficit, end of year              $ (2,057)   $ (1,240)    $  (818)
                                             =========   ========     =======



















                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                      1997     1996    1995
                                                      ----     ----    ----

Cash flows from operating activities:
  Net income                                        $   192    $   77   $    81
  Adjustments to reconcile net income  to net
    cash provided by operating activities:
   Depreciation expense                                 815       794       848
   Amortization of loan acquisition costs                64        44        30
   Changes in assets and liabilities:
     Accounts receivable                                  1        11     1,581
     Prepaid expenses                                   (41)     (125)        6
     Accounts payable and other liabilities              84        10      (130)
     Accrued interest                                     -       (74)       74
     Accrued real estate taxes                            5         -         5
     Accrued management fees                             (6)        -         1
     Tenant security deposits                           (21)       (9)       18
     Due to venturers                                     -         -    (1,619)
     Reimbursements payable to partner                  114        20        70
                                                    -------    ------   -------
      Total adjustments                               1,015       671       884
                                                    -------    ------   -------
      Net cash provided by operating activities       1,207       748       965
                                                    -------    ------   -------


Cash flows from investment activities:
   Additions to operating investment properties        (314)     (256)     (228)
   Decrease (increase) in reserve for capital
    expenditures                                        128      (124)      (15)
                                                    -------    ------   -------
      Net cash used in investing activities            (186)     (380)     (243)
                                                    -------    ------   -------


Cash flows from financing activities:
   Repayment of long-term debt                          (54)   (8,529)     (159)
   Contributions from venturers                         146         -         -
   Distributions to venturers                        (1,155)     (499)     (664)
   Proceeds from issuance of long-term debt               -     8,850         -
   Financing fees                                         -      (240)        -
                                                    -------    ------   -------
      Net cash used in financing activities          (1,063)     (418)     (823)
                                                    -------    ------   -------


Net decrease in cash and cash equivalents               (42)      (50)     (101)


Cash and cash equivalents, beginning of year            957     1,007     1,108
                                                    -------    ------   -------


Cash and cash equivalents, end of year              $   915    $  957   $ 1,007
                                                    =======    ======   =======

Cash paid during the year for interest              $ 1,327    $1,585   $ 1,478
                                                    =======    ======   =======





                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP
                     NOTES TO COMBINED FINANCIAL STATEMENTS



1.  Summary of significant accounting policies
    ------------------------------------------
      Organization
      ------------

      The accompanying financial statements of the Combined Joint Ventures of PaineWebber Growth Properties, LP include the accounts of Rocky Mountain Partners, a Colorado general partnership; Grouse Run Associates I and II, California general partnerships; Plano Chisholm Place Associates, a Texas general partnership; and Parkwood Montclair Partners, a California general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-ventures and PaineWebber Growth Properties, LP (PWGP) which owns an interest in each of the joint ventures mentioned below. As further described in
Note 2, Parkwood Montclair Partners sold the land at the former site of the Parkwood Apartments on April 15, 1994 to an affiliate of the co-venture partner. Due to certain outstanding legal claims involving the Parkwoods joint venture, the venture was not liquidated subsequent to the sale of the land (see Note 2).

      The dates of PWGP's acquisition of interests in the joint ventures are as follows:

                                                 Date of Acquisition
         Joint Venture                              of Interest
         -------------                           -------------------

    Rocky Mountain Partners                      February 17, 1983
    Grouse Run Associates I and II               March 31, 1983
    Plano Chisholm Place Associates              May 31, 1983
    Parkwood Montclair Partners                  October 31, 1983

      Basis of presentation
      ---------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended December 31, 1997. Actual results could differ from the estimates and assumptions used.

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

      Depreciation expense is computed on a straight-line basis over the estimated useful lives of the operating investment properties, generally five years for the equipment and fixtures and thirty years for the buildings and improvements. Professional fees (including deferred acquisition fees paid to an affiliate of the general partner - see Note 3), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

      Deferred expenses
      -----------------

      Deferred expenses consist primarily of loan fees which are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related loans. Such amortization expense is included in interest expense on the accompanying statements of operations.

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

      In accordance with certain of the joint venture agreements, specific cash balances are restricted for insurance, real estate taxes and tenant security deposits. However, should cash be required for operating expenditures, the partners may modify the joint venture agreements. Included in the cash and cash equivalents balance are the following restricted amounts:

                                                  December 31,      December 31
                                                     1997              1996
                                                  ------------      -----------

        Reserve for tenant security deposits      $     69          $     65
        Reserve for insurance and tax deposits         149               126
                                                  --------          --------
                                                  $    218          $    191
                                                  ========          ========

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and cash reserves approximate their fair values as of December 31, 1997 and 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of reimbursements payable to Venturer without incurring excessive costs due to the unique nature of such obligations. The fair value of long-term debt is estimated using a discounted cash flow analysis, based on the current market rate for similar types of borrowing arrangements (see Note 5).

      Reclassifications
      -----------------

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Joint Ventures
    --------------

      See Note 5 to the financial statements of PWGP in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

      a.  Rocky Mountain Partners
          -----------------------

     The joint venture owns and operates Tantra Lake Apartments, a 301-unit apartment complex located in Boulder, Colorado. Rocky Mountain Partners was named as a defendant in a lawsuit brought in February 1998 by two individuals and an entity, among others, who had previously performed repair work at the Tantra Lake property. The lawsuit alleges, among other things, that the individuals were exposed, without their knowledge, to unsafe levels of asbestos hazards in the course of performing work at the Tantra Lake Apartments. The joint venture plans to vigorously defend itself against the allegations in this lawsuit. The joint venture's insurer has preliminarily denied coverage for the costs of defending the lawsuit by citing a contract exclusion. The eventual outcome of this litigation and the applicability of insurance coverage related thereto cannot be determined at this time. Accordingly, no liability for any expenses which might result from this litigation has been provided for in the venture's financial statements.

      b.  Grouse Run Associates I and II
          ------------------------------

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

      Management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during 1995 to a release schedule for money previously funded by the Parkwood joint venture to pay for building permits. The joint venture received a partial refund of these amounts totalling approximately $146,000 in December 1995. Such amount is recorded as other income on the accompanying 1995 statement of operations. However, the federal agency subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believed that the joint venture was entitled to a full refund of the costs incurred had been pursuing such a refund. However, during fiscal 1998 the federal agency denied the venture's appeal regarding the reimbursement claim, and at the present time, the venture does not plan any further legal action. In addition, it is possible that the federal agency will seek the return of the $146,000 which was disbursed in December 1995. The venture recorded an expense in 1997 for the amount of this potential liability.

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

3.  Related party transactions
    --------------------------

      The Combined Joint Ventures originally executed property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to 4% to 5% of gross receipts, as defined in the agreements.

      The joint venture agreements provide that the co-venturers will reimburse PWGP for their proportionate share of PWGP's management fees and certain out-of-pocket expenses incurred by PWGP in connection with the general management of the joint ventures. Such reimbursements are payable only to the extent of available cash flow from operations and are cumulative to the extent not paid. The Combined Joint Ventures owed PWGP reimbursements totalling $191,000, $170,000 and $193,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Cumulative unpaid reimbursements aggregated $1,833,000 and $1,719,000 at December 31, 1997 and 1996, respectively, which amounts are accrued on the accompanying balance sheets.

4.  Reserves for repairs and capital improvements
    ---------------------------------------------

      Under the terms of certain joint venture agreements, the joint ventures are required to maintain a cash reserve for capital expenditures consisting of an initial amount to be increased for each month of operations of the operating investment property by the joint ventures by an amount equal to 2% of the gross rents. Unless otherwise determined by the joint ventures, the principal amount of funds in the capital reserve shall only be expended for capital repairs to, or replacement of, portions of the operating properties as set forth in a budget or approved by the joint ventures. As of December 31, 1997 and 1996, the amount of capitalized expenditures have exceeded the amounts of the required deposits to such reserves. Accordingly, no such reserve balances were required.

5.  Long-term debt
    --------------

      Long-term debt at December 31, 1997 and 1996 consists of the following (in thousands):

                                                         1997       1996
                                                         ----       ----

     Nonrecourse  mortgage  note secured
     by a  first  deed of  trust  on the
     Tantra   Lake    Apartments    (see
     discussion  below).  The loan bears
     interest   at  7.68%   per   annum,
     monthly  interest-only  payments of
     $57 will be made through  September
     1, 2001 when the  remaining  unpaid
     balance  is due.  The fair value of
     this note  approximated it carrying
     value as of  December  31, 1997 and
     1996.                                             $ 8,850     $ 8,850

     Nonrecourse  mortgage  note secured
     by a deed of  trust  on the  Grouse
     Run  I   operating   property   and
     guaranteed  by the Federal  Housing
     Administration.   The  loan   bears
     interest  at a  rate  of  7.5%  per
     annum  and is  payable  in  monthly
     principal and interest installments
     of  $11.   The   remaining   unpaid
     balance  is due  February  1, 2019.
     The  fair  value  of this  mortgage
     note   approximated   its  carrying
     value as of  December  31, 1997 and
     1996.                                               1,352       1,377

     Nonrecourse  mortgage  note secured
     by a deed of  trust  on the  Grouse
     Run  II   operating   property  and
     guaranteed  by the Federal  Housing
     Administration.   The  loan   bears
     interest  at a  rate  of  7.5%  per
     annum  and is  payable  in  monthly
     principal and interest installments
     of $13  with the  remaining  unpaid
     balance due  February 1, 2020.  The
     fair  value of this  mortgage  note
     approximated  its carrying value as
     of  December  31,  1997  and  1996.                 1,703       1,732

     Real  estate   lien  note   payable
     secured  by  the   Chisholm   Place
     operating     property    and    an
     assignment  of  rents.  The note is
     nonrecourse,  bears interest on the
     unpaid principal  balance at a rate
     of 10% per annum and is  payable in
     monthly interest-only installments,
     with the entire  principal  balance
     due on October  1,  2001.  The fair
     value  of  this  note  approximated
     $4,394  and  $4,449 as of  December
     31,  1997 and  1996,  respectively.                 4,160       4,160
                                                       -------     -------

      Total long-term debt                              16,065      16,119

      Less:  current portion                               (58)        (54)
                                                       -------     -------
                                                       $16,007     $16,065
                                                       =======     =======

       Maturities of long-term debt for each of the next five years and thereafter are as follows:

        1998             $     58
        1999                   63
        2000                   68
        2001               13,083
        2002                   79
        Thereafter          2,714
                         --------
                         $ 16,065
                         ========


Schedule III - Real Estate and Accumulated Depreciation
                           COMBINED JOINT VENTURES OF
                        PAINE WEBBER GROWTH PROPERTIES LP
              Schedule of Real Estate and Accumulated Depreciation
                                December 31, 1997
                                 (In thousands)

                                                    Costs
                                                  Capitalized                                                          Life on Which
                                                  (Removed)                                                            Depreciation
                             Initial Cost to     Subsequent to    Gross Amount at Which Carried at                     in Latest
                               Partnership         Acquisition               End of Year                               Income
                                 Buildings &  Buildings &       Buildings &        Accumulated  Date of      Date      Statement
Description Encumbrances(B) Land Improvements Improvements Land Improvements Total Depreciation Construction Acquired  is Computed
----------- --------------- ----- ----------- ------------ ---- ------------ ----- ------------ ------------ --------  ------------

COMBINED JOINT VENTURES:

Apartment
Complex
Plano, TX     $ 4,160       $1,744   $ 6,250     $  197     $1,744   $ 6,447    $ 8,191  $ 3,239    1982      5/31/83    5-30 yrs

Apartment
Complex
Stockton, CA    3,055          545     4,914        564        545     5,478      6,023    2,929    1980      3/31/83    5-30 yrs

Apartment
Complex
Boulder, CO     8,850        2,036     8,747      2,591      2,036    11,338     13,374    6,238    1974      2/17/83    5-30 yrs
              -------       ------   -------     ------     ------   -------  - -------  -------
              $16,065       $4,325   $19,911     $3,352     $4,325   $23,263    $27,588  $12,406
              =======       ======   =======     ======     ======   =======    =======  =======
Notes:
(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal income  tax  purposes  is  approximately  $27,588.
(B) See  Note 5 of  Notes to Financial  Statements  for a description of the debt  encumbering  the operating investment properties.
(C) Reconciliation of real estate owned:
                                                       December 31       December 31,      December 31,
                                                          1997              1996              1995
                                                          ----              ----              ----

      Balance at beginning of year                     $27,274           $27,018           $26,790
      Acquisitions and improvements                        314               256               228
                                                       -------           -------          --------
      Balance at end of year                           $27,588           $27,274           $27,018
                                                       =======           =======           =======

(D) Reconciliation of accumulated depreciation:
      Balance at beginning of year                     $11,591           $10,797          $  9,949
      Depreciation expense                                 815               794               848
                                                       -------           -------           -------
      Balance at end of year                           $12,406           $11,591           $10,797
                                                       =======           =======           =======