Form 10-Q
period 1998-06-30
PAINE WEBBER GROWTH PROPERTIES LP
filed 1998-08-12
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________.

                         Commission File Number: 0-10995

                        PAINE WEBBER GROWTH PROPERTIES LP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             04-2772109
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                        PAINE WEBBER GROWTH PROPERTIES LP

                                 BALANCE SHEETS
                  June 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     June 30    March 31
                                                     -------    --------

Cash and cash equivalents                           $  1,089    $  1,034
                                                    ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Losses from joint ventures in excess
  of investments and advances                       $    469    $    266
Accounts payable and accrued expenses                     35          44
Other liabilities                                          -         146
Partners' capital                                        585         578
                                                    --------    --------
                                                    $  1,089    $  1,034
                                                    ========    ========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                      General      Limited
                                                      Partners     Partners
                                                      --------     --------

Balance at March 31, 1997                             $    (16)    $  4,395
Cash distributions                                          (1)      (3,475)
Net income                                                   2          230
                                                      --------     --------
Balance at June 30, 1997                              $    (15)    $  1,150
                                                      ========     ========

Balance at March 31, 1998                             $    (20)    $    598
Cash distributions                                          (2)        (185)
Net income                                                   2          192
                                                       -------     --------
Balance at June 30, 1998                              $    (20)    $    605
                                                      ========     ========

                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                              STATEMENTS OF INCOME
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                                       1998        1997
                                                       ----        ----
Revenues:
   Reimbursements from affiliates                   $    42    $     42
   Interest and other income                             17          58
                                                    -------    --------
                                                         59         100
Expenses:
   Management fees                                       19          12
   General and administrative                            45          46
                                                    -------    --------
                                                         64          58
                                                    -------    --------
Operating income (loss)                                  (5)         42

Partnership's share of ventures' income                 199         190
                                                    -------    --------

Net income                                          $   194    $    232
                                                    =======    ========

Net income per
  Limited Partnership Unit                          $  6.58     $  7.87
                                                    =======     =======

Cash distributions per
  Limited Partnership Unit                          $  6.35     $119.04
                                                    =======     =======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.

                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                            STATEMENTS OF CASH FLOWS
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                            1998      1997
                                                            ----      ----
Cash flows from operating activities:
  Net income                                              $   194   $   232
  Adjustments  to  reconcile  net  income
    to net  cash  used in  operating activities:
   Reimbursements from affiliates                             (42)     (42)
   Partnership's share of ventures' income                   (199)    (190)
   Changes in assets and liabilities:
     Accounts payable and accrued expenses                     (9)     (31)
     Other liabilities                                       (146)      (4)
                                                          -------   ------
         Total adjustments                                   (396)    (267)
                                                          -------   ------
         Net cash used in operating activities               (202)     (35)

Cash flows from investing activities:
   Distributions from joint ventures                          444      251

Cash flows from financing activities:
   Distributions to partners                                 (187)  (3,476)
                                                          -------   ------

Net increase (decrease)  in cash and cash equivalents          55   (3,260)

Cash and cash equivalents, beginning of period              1,034    4,118
                                                          -------   ------

Cash and cash equivalents, end of period                  $ 1,089   $  858
                                                          =======   ======












                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP
                          Notes to Financial Statements
                                   (Unaudited)


1.    General
      -------

      The accompanying financial statements, footnotes, and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $42,000 for each of the three months ended June 30, 1998 and 1997.

      The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $19,000 and $12,000 for the three months ended June 30, 1998 and 1997, respectively.

      Included in general and administrative expenses for the three months ended June 30, 1998 and 1997 is $24,000 and $23,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of an affiliate, Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins earned fees of $1,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the three months ended June 30, 1998 and 1997, respectively.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      The Partnership had investments in four unconsolidated joint ventures at June 30, 1998 and 1997. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

      The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these ventures. Under the equity method the investments are carried at cost adjusted for the Partnership's share of the venture's earnings, losses, and distributions. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)

                                                    1998        1997
                                                    ----        ----

      Rental revenues                            $  1,216    $  1,213
      Interest and other income                        38          29
                                                 --------    --------
                                                    1,254       1,242

      Property operating expenses                     510         536
      Interest expense                                347         340
      Depreciation                                    197         179
                                                 --------    --------
                                                    1,054       1,055
                                                 --------    --------

      Net income                                 $    200    $    187
                                                 ========    ========
      Net income:
        Partnership's share of
          combined income (losses)               $    199    $    190
        Co-venturers' share of
          combined income (losses)                      1          (3)
                                                 --------    --------
                                                 $    200    $    187
                                                 ========    ========

                        PAINE WEBBER GROWTH PROPERTIES LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The Partnership is currently pursuing potential disposition strategies for the three remaining investments in its portfolio. General improvements in the apartment segment of the real estate market are expected to provide the Partnership with the opportunities to market and sell these three properties in the near term. As discussed further below, active marketing efforts on all three properties began during the first quarter of fiscal 1999. It is currently contemplated that the sales of the remaining assets and a liquidation of the Partnership could be accomplished prior to the end of calendar year 1998. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. The Partnership has ownership interests in three remaining apartment properties located in the markets of Boulder, Colorado (Tantra Lake), greater Dallas, Texas (Chisholm Place) and Stockton, California (Grouse Run). As noted in the Annual Report, the Partnership had received interest from several prospective purchasers to buy the Tantra Lake Apartments during fiscal 1997. In response to this interest, the Partnership determined that certain physical improvements should be made to the property prior to engaging in a formal marketing process. Subsequent to completing such improvements, the Partnership initiated discussions during fiscal 1998 with area real estate brokerage firms in order to define potential marketing strategies for selling Tantra Lake. During the fourth quarter of fiscal 1998, the Partnership obtained marketing proposals and selected a national brokerage firm that is the leading seller of apartment properties in the Denver area. During the first quarter of fiscal 1999, a marketing package was prepared, and comprehensive sales efforts began in April 1998. The property was widely marketed to over 350 prospects and approximately 30 prospective buyers requested a complete marketing package. As a result of these efforts the Partnership received 16 offers to purchase the property. The Partnership then conducted a second round of bidding and received six revised offers from buyers who elected to increase their initial bids. After interviewing each prospective buyer and conducting a review of their financial capabilities and previous acquisitions, the Partnership selected an offer. A purchase and sale agreement is currently being negotiated with this prospective buyer. Because the joint venture agreement gives the co-venture partner a right of first refusal to purchase this property, this purchase and sale agreement will be submitted to the partner for its review. The partner will then have 60 days to decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective buyer. Since any sale transaction remains contingent upon, among other things, the negotiation of a definitive sales agreement and the satisfactory completion of the prospective buyer's due diligence, there can be no assurance that a sale will be completed.

      The occupancy level at the Tantra Lake Apartments averaged 93% for the first quarter of fiscal 1999, which is an increase from 91% for the same period one year ago. Historically, the property experiences a higher number of vacancies during the quarter ended June 30th, because of the significant number of college students who move from the property each year in late May when the schools close for the summer months. As previously reported, the construction of new apartment projects in the communities adjacent to the city of Boulder and in the suburban Denver area continues to affect occupancy levels and rental rates in the Boulder market. The Metro Denver Apartment Report for the first quarter of 1998 reports that there are currently 10,000 apartment units under construction in the metropolitan Denver area that are in various stages of completion. The steady pace of new construction in the greater Denver area is one of the major reasons that has led to the decision to market the Tantra Lake property for sale.

     Despite the ongoing development of several new apartment communities in the vicinity of Chisholm Place, the property continues to outperform the local market. The average occupancy level at Chisholm Place was 98% for the quarter ended June 30, 1998, unchanged from the prior quarter. The property's management and leasing team reports that although the occupancy level remains high, the increased competition continues to limit rental rate growth. As noted in the Annual Report, the Partnership and its co-venture partner have had discussions concerning the near-term sale of Chisholm Place. During the fourth quarter of fiscal 1998, the Partnership and its co-venture partner requested broker proposals from two real estate firms with offices in Texas to market Chisholm Place for sale. After reviewing their respective proposals and conducting interviews, the Partnership and its co-venture partner selected a local brokerage firm with extensive experience in marketing apartment properties. Sales materials were finalized and extensive marketing efforts began in late May 1998. As part of these marketing efforts, approximately 80 potential buyers were contacted of which 35 requested the complete marketing package. Fifteen offers were subsequently received from these prospective buyers to purchase the property. These 35 prospective buyers were then requested to submit revised offers. Eight of these prospective purchasers elected to increase their initial bids. After reviewing the offers and completing an evaluation of the relative strengths of the prospective purchasers that included a review of their financial capabilities and of their previous acquisitions, a prospective third-party purchaser was selected. Subsequent to the end of the first quarter, a purchase and sale agreement was signed with this prospective buyer. Because the joint venture agreement gives the co-venture partner a right of first refusal to purchase this property, this purchase and sale agreement is being submitted to the partner for its review. It will then have 60 days to decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective buyer. Since the sale of Chisholm Place remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence, there can be no assurances that a sale of the property will be completed.

     The occupancy level at the Grouse Run Apartments in Stockton, California, averaged 97% for the quarter ended June 30, 1998, up from 93% last quarter and 95% for the same period in the previous year. As discussed in the Annual Report, the Partnership and its co-venture partner have been exploring potential opportunities for the sale of the Grouse Run Apartments. As part of that plan, discussions were held with real estate firms with a strong background in selling properties like Grouse Run. During the fourth quarter of fiscal 1998, proposals were requested from four of these firms with offices in California to market the property for sale. After reviewing their respective proposals and completing in-depth interviews, the Partnership and its co-venture partner selected a national brokerage firm that is a leading seller of apartment properties in the Stockton area. Sales materials were finalized, and extensive marketing efforts began in late May 1998. As a result of these marketing efforts, eight offers to purchase the Grouse Run Apartments property were received. After reviewing the offers and completing an evaluation of the relative strengths of the prospective purchasers, including a review of their financial capabilities and previous acquisitions, a prospective third-party buyer was selected. Subsequent to the end of the first quarter, a purchase and sale agreement was signed with this prospective buyer. Because the joint venture agreement gives the co-venture partner a right of first refusal to purchase this property, this purchase and sale agreement is being submitted to the partner for its review. It will then have 60 days to decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective buyer. Since the sale of Grouse Run remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence, there can be no assurances that a sale of the property will be completed.

      As previously reported, management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believes that the joint venture is entitled to a full refund of the costs incurred and has appealed the agency's decision. However, during fiscal 1998 the federal agency denied the Partnership's appeal regarding the reimbursement claim, and, at the present time, the Partnership does not plan any further legal action. In addition, during the first quarter of fiscal 1999 the Partnership received a demand for the return of the $146,000 which was disbursed in December 1995. A liability for this obligation was accrued on the Partnership's balance sheet as of March 31, 1998. In June 1998, the Partnership contributed $146,000 to the Parkwoods joint venture to fund payment for this liability.

     As noted in the Annual Report, Rocky Mountain Partners, the joint venture which owns the Tantra Lake property, was named as a defendant in a lawsuit brought in February 1998 by two individuals and an entity, among others, who had previously performed repair work at the property. The lawsuit alleges, among other things, that the individuals were exposed, without their knowledge, to unsafe levels of asbestos hazards in the course of performing work at the Tantra Lake Apartments. The joint venture plans to vigorously defend itself against the allegations in this lawsuit. The joint venture's insurer has preliminarily denied coverage for the costs of defending the lawsuit by citing a contract exclusion. The eventual outcome of this litigation and the applicability of insurance coverage related thereto cannot be determined at this time. Accordingly, no liability for any expenses which might result from this litigation has been provided for in the venture's financial statements. Assuming that the sales of the Partnership's remaining assets proceed as expected, as discussed further above, management will attempt to resolve this matter fully during calendar year 1998 in order to complete the liquidation of the Partnership as planned.

      At June 30, 1998, the Partnership had available cash and cash equivalents of approximately $1,089,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership, for the funding of the Partnership's share of capital improvements or operating deficits of the investment properties, if necessary, and for distributions to the partners. During the current quarter, the quarterly distribution rate was increased to a 6% annualized rate of return on remaining capital from a 5% rate, effective for the distribution paid on May 15, 1998 for the quarter ended March 31, 1998. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the three remaining investment properties. Such sources of liquidity are expected to be adequate to cover the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      The Partnership reported net income of $194,000 for the three-month period ended June 30, 1998, as compared to net income of $232,000 for the same period in the prior year. The $38,000 decrease in net income is due to a $47,000 unfavorable change in the Partnership's operating income (loss), which was partially offset by a $9,000 increase in the Partnership's share of ventures' income. The unfavorable change in the Partnership's operating income (loss) is primarily due to a decrease in interest and other income of $41,000. Interest and other income decreased primarily due to a decline in interest earned on short-term investments as a result of lower average outstanding cash balances resulting from the temporary investment in the prior period of the proceeds from the sale of the Nob Hill Apartments prior to the special distribution to the Limited Partners which occurred on June 13, 1997. In addition, management fee expense increased by $7,000 due to an increase in the distributions upon which such fees are based.

      The Partnership's share of unconsolidated ventures' income increased mainly due to improved operating results of the Chisholm Place joint venture. The net loss at Chisholm Place decreased by $24,000 when compared to the same three-month period in the prior year primarily due to a decrease in property operating expenses. Property operating expenses declined mainly due to lower professional fees and a reduction in repairs and maintenance expenses. The decrease in net loss at Chisholm Place was partially offset by a decrease in net income at Grouse Run of $7,000 due to a small reduction in rental income.

                                     PART II
                                Other Information


Item 1. Legal Proceedings

     The status of outstanding litigation remain unchanged from what was reported in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998.

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


                                    PAINE WEBBER GROWTH PROPERTIES LP

                                    By: FIRST PW GROWTH PROPERTIES, INC.
                                        -------------------------------
                                          Managing General Partner





                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer



Date:  July 31, 1998