Form 10-Q
period 1998-09-30
PAINE WEBBER GROWTH PROPERTIES LP
filed 1998-11-10
CIK 705191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


                         Commission File Number: 0-10995


                        PAINE WEBBER GROWTH PROPERTIES LP
                     --------------------------------------
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

                        PAINE WEBBER GROWTH PROPERTIES LP

                                 BALANCE SHEETS
                September 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  September 30  March 31
                                                  ------------  --------

Cash and cash equivalents                           $  1,139    $  1,034
                                                    ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Losses from joint ventures in excess
  of investments and advances                       $    587    $    266
Accounts payable and accrued expenses                     36          44
Other liabilities                                          -         146
Partners' capital                                        516         578
                                                    --------    --------
                                                    $  1,139    $  1,034
                                                    ========    ========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the six months ended September 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                    General     Limited
                                                    Partners    Partners
                                                    --------    --------

Balance at March 31, 1997                           $    (16)   $  4,395
Cash distributions                                        (3)     (3,672)
Net income                                                 2         253
                                                    --------    --------
Balance at September 30, 1997                       $    (17)   $    976
                                                    ========    ========

Balance at March 31, 1998                           $    (20)   $    598
Cash distributions                                        (3)       (371)
Net income                                                 3         309
                                                    --------    --------
Balance at September 30, 1998                       $    (20)   $    536
                                                    ========    ========





                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                              STATEMENTS OF INCOME
         For the three and six months ended September 30, 1998 and 1997
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                 Three Months Ended      Six  Months Ended
                                    September 30,          September 30,
                                 ------------------      -----------------
                                  1998       1997         1998       1997
                                  ----       ----         ----       ----

Revenues:
   Reimbursements from
     affiliates                 $    56    $   49        $    98    $    91
   Interest and other income         16        13             33         71
                                -------    ------        -------    -------
                                     72        62            131        162
Expenses:
   Management fees                   18        19             37         31
   General and administrative        81        68            126        114
                                -------    ------        -------    -------
                                     99        87            163        145
                                -------    ------        -------    -------
Operating income (loss)             (27)      (25)           (32)        17

Partnership's share of
  ventures' income                  145        48            344        238
                                -------    ------        -------    -------


Net income                      $   118    $   23        $   312    $   255
                                =======    ======        =======    =======

Net income per
  Limited Partnership Unit       $ 4.00    $ 0.78         $10.58     $ 8.65
                                 ======    ======         ======     ======

Cash distributions per
  Limited Partnership Unit       $ 6.35    $ 6.73         $12.70    $125.77
                                 ======    ======         ======    =======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 29,194 Units of Limited Partnership Interest outstanding during each period.









                             See accompanying notes.

                        PAINE WEBBER GROWTH PROPERTIES LP

                            STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                             1998      1997
                                                             ----      ----
Cash flows from operating activities:
  Net income                                               $  312     $ 255
  Adjustments  to  reconcile  net  income  to net
     cash  used in  operating activities:
   Reimbursements from affiliates                             (98)      (91)
   Partnership's share of ventures' income                   (344)     (238)
   Changes in assets and liabilities:
     Accounts payable and accrued expenses                     (8)       (9)
     Other liabilities                                       (146)       (4)
                                                           ------     -----
         Total adjustments                                   (596)     (342)
                                                           ------     -----
         Net cash used in operating activities               (284)      (87)

Cash flows from investing activities:
   Distributions from joint ventures                          763       513

Cash flows from financing activities:
   Distributions to partners                                 (374)   (3,675)
                                                            ------    -----

Net increase (decrease) in cash and cash equivalents          105    (3,249)

Cash and cash equivalents, beginning of period              1,034     4,118
                                                           ------     -----

Cash and cash equivalents, end of period                   $1,139    $  869
                                                           ======    ======












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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-and six-month periods ended September 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As of September 30, 1998, the Partnership had three remaining joint venture investments that owned operating investment properties: the Tantra Lake Apartments, the Grouse Run Apartments and the Chisholm Place Apartments. As discussed further in Note 3, the Tantra Lake and Grouse Run properties were sold subsequent to the quarter end, on October 30, 1998 and November 2, 1998, respectively. Management of the Partnership is currently pursuing the possible sale of the final asset and a potential liquidation of the Partnership which could be accomplished prior to the end of calendar 1998. There are no assurances, however, that the disposition of the Partnership's remaining asset and a liquidation of the Partnership will be accomplished within this time frame

2.    Related Party Transactions
      --------------------------

      The Partnership accrues as income reimbursements due from certain of the joint ventures for the Partnership's management fees and certain out-of-pocket expenses, as specified in the respective joint venture agreements. Such reimbursements totalled $98,000 and $91,000 for the six months ended September 30, 1998 and 1997, respectively.

      The Adviser earns management fees equal to approximately 10% of the Distributable Cash generated by the Partnership, as defined, subject to certain limitations. Such management fees totalled $37,000 and $31,000 for the six months ended September 30, 1998 and 1997, respectively.

      Included in general and administrative expenses for the six months ended September 30, 1998 and 1997 is $48,000 and $47,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of an affiliate, Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins earned fees of $1,000 and $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the six months ended September 30, 1998 and 1997, respectively.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      The Partnership had investments in four unconsolidated joint ventures at September 30, 1998 and 1997. Three of the unconsolidated joint ventures own and operate residential apartment complexes. As discussed further in the Annual Report, one unconsolidated joint venture (Parkwoods) had owned and operated a residential apartment complex until the property was completely destroyed by a fire in October of 1991. On April 15, 1994, this venture sold the land at the former site of the Parkwoods apartment complex to an affiliate of the Partnership's co-venture partner for $4,750,000. Despite the sale of the remaining real property, the Parkwoods joint venture has not been liquidated to date due to certain outstanding legal matters related to the aforementioned fire.

     Subsequent to the end of the quarter, on October 30, 1998 and November 2, 1998, respectively, Rocky Mountain Partners and Grouse Run Associates, two joint ventures in which the Partnership has an interest, sold the properties known as the Tantra Lake Apartments and the Grouse Run I and II Apartments to affiliates of the co-venture partner. In both cases, the Partnership had executed purchase and sale agreements with unrelated third parties which were then presented to the co-venture partner under the right of first refusal provisions of the joint venture agreements. Under the terms of the joint venture agreements, the partner then had 60 days to decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to the prospective buyer. In both cases, the co-venture partner opted to purchase the properties. Tantra Lake, located in Boulder, Colorado, was sold for $23.2 million, and Grouse Run, located in Stockton, California, was sold for $5.8 million. The Partnership received net proceeds of approximately $12,361,000 from the sale of Tantra Lake after deducting closing costs and proration adjustments of approximately $724,000, the repayment of the existing first mortgage note of $8,850,000 and a prepayment penalty of approximately $88,000, a reserve for final property expenses and joint venture costs of $323,000, and a payment of approximately $854,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $2,494,000 from the sale of Grouse Run after deducting closing costs and proration adjustments of approximately $266,000 and the repayment of the existing first mortgage note of approximately $3,040,000. The Partnership was entitled to 100% of the net proceeds in accordance with the terms of the Grouse Run joint venture agreement. The Partnership will distribute the net proceeds from the sale of the Tantra Lake property in the form of a special distribution of $437 per original $1,000 investment to be paid on November 13, 1998 with the regular quarterly distribution for the quarter ended September 30, 1998. Of this special distribution amount, $423.40 per original $1,000 investment represents the Tantra Lake sale proceeds and $13.60 per original $1,000 investment represents Partnership reserves which exceed expected future requirements. The Partnership will distribute the net proceeds from the sale of Grouse Run after receiving final documentation from the Department of Housing and Urban Development (HUD) for the sale and related repayment of the HUD first mortgage loan which had been secured by Grouse Run. In addition to the sales of Tantra Lake and Grouse Run, the Partnership's final operating investment property, the Chisholm Place Apartments located in Plano, Texas, is under contract for sale to the co-venture partner as a result of the exercise of a right of first refusal option and is expected to be sold by the end of the third quarter of fiscal 1999. There can be no assurances, however, that this transaction will be completed.

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

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1998 and 1997
                                 (in thousands)

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   ------------------      ----------------
                                    1998     1997           1998     1997
                                    ----     ----           ----     ----

      Rental revenues             $ 1,261    $ 1,212      $ 2,477   $ 2,425
      Interest and other income        47         31          85         60
                                  -------    -------      ------    -------
                                    1,308      1,243       2,562      2,485

      Property operating expenses     601        625       1,130      1,161
      Interest expense                347        356         694        696
      Depreciation                    216        215         395        394
                                  -------    -------      ------    -------
                                    1,164      1,196       2,219      2,251
                                  -------    -------      ------    -------

      Net income                  $   144    $    47      $  343    $   234
                                  =======    =======      ======    =======

                                  Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   ------------------      ----------------
                                     1998      1997         1998     1997
                                     ----      ----         ----     ----
      Net income:
        Partnership's share of
         combined income
         (losses)                  $  145     $   48       $  344   $  238
        Co-venturers' share of
         combined income
         (losses)                      (1)        (1)          (1)      (4)
                                   ------     ------       ------   ------
                                   $  144     $   47       $  343   $  234
                                   ======     ======       ======   ======

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership has been pursuing potential disposition strategies for the three remaining investments in its portfolio. General improvements in the apartment segment of the real estate market were expected to provide the Partnership with the opportunities to market and sell these three properties in the near term. As discussed further below, active marketing efforts on all three properties began during the first quarter of fiscal 1999 and, subsequent to the end of the second quarter, two of the sales were completed. It is currently contemplated that the sale of the remaining asset and a liquidation of the Partnership could be accomplished prior to the end of calendar year 1998. There are no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame.

      As noted in the Annual Report, the Partnership had received interest from several prospective purchasers to buy the Tantra Lake Apartments during fiscal 1997. In response to this interest, the Partnership determined that certain physical improvements should be made to the property prior to engaging in a formal marketing process. Subsequent to completing such improvements, the Partnership initiated discussions during fiscal 1998 with area real estate brokerage firms in order to define potential marketing strategies for selling Tantra Lake. During the fourth quarter of fiscal 1998, the Partnership obtained marketing proposals and selected a national brokerage firm that is the leading seller of apartment properties in the Denver area. During the first quarter of fiscal 1999, a marketing package was prepared, and comprehensive sales efforts began in April 1998. As previously reported, the Partnership and its co-venture partner had also been exploring potential opportunities for the sale of the Grouse Run Apartments. As part of that plan, discussions were held with real estate firms with a strong background in selling properties like Grouse Run. During the fourth quarter of fiscal 1998, proposals were requested from four of these firms with offices in California to market the property for sale. After reviewing their respective proposals and completing in-depth interviews, the Partnership and its co-venture partner selected a national brokerage firm that is a leading seller of apartment properties in the Stockton area. Sales materials were finalized, and extensive marketing efforts began in late May 1998. Also during the fourth quarter of fiscal 1998, the Partnership and its co-venture partner requested broker proposals from two real estate firms with offices in Texas to market the Chisholm Place Apartments for sale. After reviewing their respective proposals and conducting interviews, the Partnership and its co-venture partner selected a local brokerage firm with extensive experience in marketing apartment properties. Sales materials were finalized and extensive marketing efforts began in late May 1998.

     Subsequent to the end of the quarter, on October 30, 1998 and November 2, 1998, respectively, Rocky Mountain Partners and Grouse Run Associates, two joint ventures in which the Partnership has an interest, sold the properties known as the Tantra Lake Apartments and the Grouse Run I and II Apartments to affiliates of the co-venture partner. In both cases, the Partnership had executed purchase and sale agreements with unrelated third parties which were then presented to the co-venture partner under the right of first refusal provisions of the joint venture agreements. Under the terms of the joint venture agreements, the partner then had 60 days to decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to the prospective buyer. In both cases, the co-venture partner opted to purchase the properties. Tantra Lake, located in Boulder, Colorado, was sold for $23.2 million, and Grouse Run, located in Stockton, California, was sold for $5.8 million. The Partnership received net proceeds of approximately $12,361,000 from the sale of Tantra Lake after deducting closing costs and proration adjustments of approximately $724,000, the repayment of the existing first mortgage note of $8,850,000 and a prepayment penalty of approximately $88,000, a reserve for final property expenses and joint venture costs of $323,000, and a payment of approximately $854,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $2,494,000 from the sale of Grouse Run after deducting closing costs and proration adjustments of approximately $266,000 and the repayment of the existing first mortgage note of approximately $3,040,000. The Partnership was entitled to 100% of the net proceeds in accordance with the terms of the Grouse Run joint venture agreement. The Partnership will distribute the net proceeds from the sale of the Tantra Lake property in the form of a special distribution of $437 per original $1,000 investment to be paid on November 13, 1998 with the regular quarterly distribution for the quarter ended September 30, 1998. Of this special distribution amount, $423.40 per original $1,000 investment represents the Tantra Lake sale proceeds and $13.60 per original $1,000 investment represents Partnership reserves which exceed expected future requirements. The Partnership will distribute the net proceeds from the sale of Grouse Run after receiving final documentation from the Department of Housing and Urban Development (HUD) for the sale and related repayment of the HUD first mortgage loan which had been secured by Grouse Run. In addition to the sales of Tantra Lake and Grouse Run, the Partnership's final operating investment property, the Chisholm Place Apartments located in Plano, Texas, is under contract for sale to the co-venture partner as a result of the exercise of a right of first refusal option and is expected to be sold by the end of the third quarter of fiscal 1999. There can be no assurances, however, that this transaction will be completed.

      As noted in the Annual Report, Rocky Mountain Partners, the joint venture which owned the Tantra Lake property, was named as a defendant in a lawsuit brought in February 1998 by two individuals and an entity, among others, who had previously performed repair work at the Tantra Lake property. The lawsuit alleged, among other things, that the individuals were exposed, without their knowledge, to unsafe levels of asbestos hazards in the course of performing work at the Tantra Lake Apartments. Subsequently, the lawsuit has been amended to drop the asbestos-related damage charges but continues to allege breach of contract on the part of the management company and the joint venture. The joint venture plans to vigorously defend itself against the allegations in this lawsuit. A mediation hearing on this matter has been scheduled for November 11, 1998. The eventual outcome of this litigation cannot be determined at this time. Accordingly, no liability for any expenses which might result from this litigation has been provided for in the venture's financial statements. Assuming that the sale of the Partnership's remaining asset proceeds as expected, as discussed further above, management will attempt to resolve this matter fully during calendar year 1998 in order to complete the liquidation of the Partnership as planned.

      As previously reported, management had filed for a refund of approximately $450,000 in costs incurred to secure the necessary building permits which were obtained prior to the sale of the land underlying the former Parkwoods Apartments from a federal agency responsible for administering federal aid in connection with the 1991 Oakland fire. An agreement was reached during the second quarter of fiscal 1996 to a release schedule for money previously funded by the Parkwoods joint venture to pay for building permits. The joint venture received a partial refund of such expenses totalling approximately $146,000 in December 1995. However, the federal agency has subsequently denied the joint venture's claim for a refund of the remaining $300,000 in costs incurred. Management believed that the joint venture was entitled to a full refund of the costs incurred and had appealed the agency's decision. However, during fiscal 1998 the federal agency denied the Partnership's appeal regarding the reimbursement claim, and, at the present time, the Partnership does not plan any further legal action. In addition, during the first quarter of fiscal 1999 the Partnership received a demand for the return of the $146,000 which was disbursed in December 1995. A liability for this obligation was accrued on the Partnership's balance sheet as of March 31, 1998. In June 1998, the Partnership contributed $146,000 to the Parkwood's joint venture to fund payment for this liability.

      At September 30, 1998, the Partnership had available cash and cash equivalents of approximately $1,139,000. Such cash and cash equivalents, along with future cash flow distributions from the Partnership's operating properties, will be used for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sales or refinancings of the remaining investment properties. Such sources of liquidity are expected to be adequate to cover the Partnership's needs through it expected liquidation date.

Results of Operations
Three Months Ended September 30, 1998
-------------------------------------

      The Partnership reported net income of $118,000 for the three-month period ended September 30, 1998, as compared to net income of $23,000 for the same period in the prior year. The $95,000 increase in net income was due to a $97,000 favorable change in the Partnership's share of ventures' income, which was partially offset by a $2,000 increase in the Partnership's operating loss. The Partnership's share of ventures' income increased mainly due to a $65,000 increase in revenues and a $32,000 decrease in expenses for the current three-month period. Revenues increased mainly due to a higher rental revenue which was primarily the result of an increase in occupancy at Tantra Lake compared to the same period in the prior year. In addition, property operating expenses decreased mainly due to a reduction in repairs and maintenance expenses at Tantra Lake. The increase in the Partnership's operating loss was primarily due to an increase in general and administrative expenses due to certain professional fees incurred related to the potential sale of the Partnership's joint venture investment properties.

Six Months Ended September 30, 1998
-----------------------------------

      The Partnership reported net income of $312,000 for the six-month period ended September 30, 1998, as compared to net income of $255,000 for the same period in the prior year. The $57,000 increase in net income was due to a $106,000 favorable change in the Partnership's share of ventures' income, which was partially offset by a $49,000 unfavorable change in the Partnership's operating income (loss). The Partnership's share of ventures' income increased mainly due to the improved operating results of the Tantra Lake and Chisholm Place joint ventures. Net income increased by $103,000 at Tantra Lake due to an increase in rental income, as a result of an increase in occupancy, and a decrease in repairs and maintenance expenses. The net loss at Chisholm Place decreased by $12,000, when compared to the same six-month period in the prior year, primarily due to an increase in revenues which was caused mainly by higher rental rates.

      The unfavorable change in the Partnership's operating income (loss) was primarily due to a decrease in interest and other income of $38,000. Interest and other income declined primarily due to a reduction in interest earned on short-term investments. Interest earned on short term investments decreased as a result of lower average outstanding cash balances resulting from the temporary investment in the prior period of the proceeds from the sale of the Nob Hill
Apartments prior to the special distribution to the Limited Partners which occurred on June 13, 1997. In addition, general and administrative expenses increased by $12,000 for the current six-month period due to certain professional fees related to the pending sale transactions, while management fee expense increased by $6,000 due to an increase in the distributions upon which such fees are based.

                                     PART II
                                Other Information


Item 1. Legal Proceedings

     As noted in the Annual Report, Rocky Mountain Partners, the joint venture which owned the Tantra Lake property, was named as a defendant in a lawsuit brought in February 1998 by two individuals and an entity, among others, who had previously performed repair work at the Tantra Lake property. The lawsuit alleged, among other things, that the individuals were exposed, without their knowledge, to unsafe levels of asbestos hazards in the course of performing work at the Tantra Lake Apartments. Subsequently, the lawsuit has been amended to drop the asbestos-related damage charges but continues to allege breach of contract on the part of the management company and the joint venture. The joint venture plans to vigorously defend itself against the allegations in this lawsuit. A mediation hearing on this matter has been scheduled for November 11, 1998. The eventual outcome of this litigation cannot be determined at this time. Accordingly, no liability for any expenses which might result from this litigation has been provided for in the venture's financial statements. Assuming that the sale of the Partnership's remaining asset proceeds as expected, management will attempt to resolve this matter fully during calendar year 1998 in order to complete the liquidation of the Partnership as planned.

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



Date:  November 6, 1998